Form 10-K
period 2023-12-31
JVSPAC Acquisition Corp.
filed 2024-04-01
CIK 1866001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41922

JVSPAC ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

G/F Hang Tak Building 1 Electric Street Wan Chai Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

(+852) 9258 9728

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units	JVSAU	The Nasdaq Stock Market LLC
Class A ordinary shares, no par value	JVSA	The Nasdaq Stock Market LLC
Rights	JVSAR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2023, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

As of April 1, 2024, 6,248,750 Class A ordinary shares and 1,437,500 Class B ordinary share were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

JVSPAC ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Introduction

JVSPAC Acquisition Corp. (the “Company,” “we,” “us,” or “our”) is a blank check company incorporated in the British Virgin Islands as a BVI business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our “initial business combination” or “Business Combination.”

The registration statement (File No. 333-275176) (the “Registration Statement”) for our initial public offering was declared effective on January 18, 2024 (the “Initial Public Offering” or “IPO”). On January 23, 2024, the Company consummated the IPO of 5,750,000 units (the “Units”), which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share (“Ordinary Share”) and one right (“Right”) to receive one-fourth (1/4) of one Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Winky Investments Limited., the Company’s sponsor, of 240,000 units (the “Private Placement Units”) at a price of $10.00 per Unit, generating total proceeds of $2,400,000. The Private Placement Units are identical to the public Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Unit Subscription Agreement) until after the completion of the Company’s initial business combination. Such initial purchasers were granted certain registration rights which is governed by a registration rights agreement in connection with the purchase of the Private Placement Units. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On January 23, 2024, a total of $57,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”).

As a British Virgin Islands company with no material operations of our own, we conduct our operations through our principal executive office in Hong Kong and our sponsor and its affiliate(s) as well as certain of our current executive officers and directors are located in or have significant ties to the People's Republic of China and/or Hong Kong (collectively, the "PRC" or "China"). Because we are based in Hong Kong, we face various legal and operational risks and uncertainties associated with doing business in China that are described in further detail below. We may pursue or consummate an initial business combination with a company located or doing business in the PRC. If our target company is a PRC company, the combined company may face various legal and operational risks and uncertainties after the business combination, including, without limitation, regulatory review of overseas listing of PRC companies, restrictions on foreign ownership in certain industries, regulatory changes in the variable interest entity (the "VIE") structure, including the validity and enforcement of the agreements in connection with such a VIE structure, if our target company is required to use such VIE structure. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard, or if our PRC target company fails to comply with their rules and regulations. Further, if the PRC target company uses a VIE structure, we will be subject to certain legal and operational risks associated with VIE's operations in the PRC. Specifically, if the Chinese regulatory authorities disallows the VIE structure in the future, it will likely result in a material change in our financial performance and our results of operations and/or the value of our securities post business combination with a PRC target, which could cause the value of our securities to significantly decline or become worthless.

PRC laws and regulations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations or the combined company’s principal operations in China, significant depreciation of the value of our or the combined company’s securities, or a complete hindrance of our or the combined company’s ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect us or our potential business combination with a PRC operating business and the business, financial condition, and results of operations of the combined company. The PRC government also recently initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on us or the PRC target company’s daily business operation, the ability to accept foreign investments and list on an U.S. or other foreign exchange. For example, according to the New Measures for Cybersecurity Review (the “New Measures”) effective on February 15, 2022, network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. We currently face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, and cybersecurity and data privacy. The PRC government may also intervene with or influence our or the combined company’s operations as the government deems appropriate to further regulatory, political and societal goals. Any such action, once taken by the PRC government, could result in a material change in our operations, including our search for a target business, and make it more difficult and costly for us to consummate a business combination with a target business operating in China, result in material changes in the combined company’s post-combination operations and cause the value of our securities or those of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder our ability or the ability of the combined company to offer or continue to offer securities to investors.

If we consummate our initial business combination with a PRC target company, we may operate in the PRC primarily through our PRC subsidiaries. We may also adopt a series of contractual arrangements with the VIEs in the PRC, in which case (i) the VIEs will be PRC-based operations companies and our PRC subsidiaries will be shell companies and (ii) investors in our securities will not and may never directly own equity interest in the VIEs but will instead hold equity interest in a holding company of our PRC subsidiaries. Under the VIE arrangement, the dividends or other distributions to be paid by our PRC subsidiaries to their overseas holding company will depend on such PRC subsidiaries’ entitlement to substantially all of the economic benefits of the VIEs, which are typically in the form of services fees or license fees payable by the VIEs to our PRC subsidiaries under various VIE agreements. Such contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE and we may be adversely affected if we experience difficulties in settling the amounts owed to our PRC subsidiaries by the VIEs. All of these contractual arrangements may be governed by and interpreted in accordance with PRC law, and disputes arising from these contractual arrangements may be resolved in court or through arbitration in China. However, the legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. As of the date of this annual report, there are very few precedents and little official guidance as to how contractual arrangements should be interpreted or enforced under PRC law. The contractual arrangements have not been tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration or court decisions should legal action become necessary.

Currently, we are a single entity and do not make any internal cash transfers. However, if our organizational structure expands, or if we acquire a PRC target company which does not require a VIE structure, we may transfer funds to the PRC target company through an increase in the registered capital of or a shareholder loan to the PRC target company. The PRC target company may in turn make distributions or pay dividends to us. If we acquire a PRC target company which requires a VIE structure, the post-combination entity may rely on payments made from the VIE to a wholly foreign-owned enterprise (the “WFOE”) and subsequently the WFOE distributes funds to the post-combination entity as dividends, and cash to the PRC target company could be transferred through our organization in the manner as follows: (i) the holding company may transfer funds to WFOE, via additional capital contributions or shareholder loans, as the case may be; and (ii) the WFOE may provide loans to the PRC target company, subject to statutory limits and restrictions. If our organizational structure expands, or if we acquire a company based in China, to the extent that we or the combined company in the future seeks to fund the business through distributions, dividends, or transfers of funds among and between the holding company and subsidiaries, any such transfer of funds within and among the subsidiaries will be subject to PRC regulations. Specifically, investment in Chinese companies is governed by the PRC Foreign Investment Law, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payments to parties outside of China, and any transfer of funds among the PRC subsidiaries is subject to regulations on private lending and must be permitted thereunder. Additionally, the PRC government may impose controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. In order for the combined company to pay dividends to its stockholders, the combined company will rely on payments made from the PRC subsidiaries of the combined company and the distribution of such payments to the combined company as dividends from the PRC subsidiaries of the combined company. The dividends and distributions from a PRC subsidiary will be subject to regulations and restrictions on dividends and payments to parties outside of China and the combined company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its subsidiaries, if any.

Regardless of whether we have a VIE structure or direct ownership structure post-business combination, we may depend on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements. As of the date of this annual report, we have not made any dividends or distributions to our shareholders or any U.S. investors and we have not made any cash transfers as we are a blank check company with no subsidiary. Due to (i) the risks of doing business in the PRC, and (ii) our sponsor and its affiliate(s) as well as certain of our current executive officers and directors are located in or have significant ties to PRC, we may be a less attractive partner to non-PRC based target companies as compared to a non-PRC based special purpose acquisition company (the “SPAC”) which may therefore make it harder for us to complete an initial business combination with a target company that is non-PRC based and which may therefore make it more likely for us to consummate a business combination with a target company located in the PRC. To date, we have not pursued an initial business combination and there have not been any capital contribution or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and we have not received, declared or made any dividends or distributions.

On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede prior rules and clarified and emphasized several aspects, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers shall carry out filing procedures as required if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

We believe we are not required to obtain permissions or approvals from any PRC government authorities, including the CSRC or the Cyberspace Administration of China, or any other government entity, to issue our securities to foreign investors and to list on a U.S. exchange or operate our business. As of the date of this annual report, we have not received any inquiry, notice, warning, sanctions or regulatory objection to the IPO from the CSRC or any other PRC governmental authorities. However, if we do not maintain applicable permissions or approvals, if we inadvertently concluded that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, and we are denied permission and/or approvals, the relevant PRC government agencies could subject us to a stringent approval process from the relevant government entities in connection with the IPO, continued listing on a U.S. exchange, the potential business combination, the issuance of shares or the maintenance of our status as a publicly listed company outside China, and the post business combination entity’s PRC operations if our business combination target is a PRC target company. It is uncertain when and whether we will be required to obtain permission from the PRC government to continue to list on a U.S. exchange in the future and offer our securities to foreign investors. If we do not maintain applicable permissions or approvals, if we inadvertently concluded that such permissions or approvals are not required, or applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future, including pursuant to the Trial Measures, and we are denied permission and/or approvals from Chinese authorities to list on U.S. exchanges or offer our securities to foreign investors, we may not be able to continue listing on a U.S. exchange or be subject to other severe consequences, which would materially affect the interest of the investors. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations after the IPO. The use of the term “operate” and “operations” includes the process of searching for a target business and conducting related activities. To that extent, we may not be able to conduct the process of searching for a potential target company in China.

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”), the United States Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On August 26, 2022, the PCAOB signed a Statement of Protocol (“SOP”) with the China Securities Regulatory Commission (the “CSRC”) and the Ministry of Finance of the PRC, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong completely, consistent with U.S. law. Pursuant to the SOP, the PCAOB shall have independent discretion to select any issuer audits for inspection or investigation and has the unfettered ability to transfer information to the SEC. However, uncertainties still exist as to whether the applicable parties, including governmental agencies, will fully comply with the framework.

Depending on the implementation of the SOP, if the PCAOB continues to be prohibited from conducting complete inspections and investigations of PCAOB-registered public accounting firms in China, then China-based companies will be delisted pursuant to the HFCAA despite the SOP. Therefore, there is no assurance that the SOP could give relief to China-based companies against the delisting risk from the application of the HFCAA or the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”). Our independent accountant, Marcum Asia CPAs LLP (“Marcum Asia”), is a United States accounting firm based in New York City and is subject to regular inspection by the PCAOB. Marcum Asia is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a SPAC, our current business activities only involve preparation of the IPO and searching for targets and consummation of a business combination. Marcum Asia has access to our books and records maintained virtually prior to the consummation of a business combination.

In the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection. This could limit or restrict our access to the U.S. capital markets and the trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited and our securities may be delisted by such exchange under the HFCAA. Additionally, in June 2021, the Senate passed the AHFCAA which, which was signed into law, reduced the time period for the delisting of foreign companies under the HFCAA to two consecutive years instead of three years. If the combined company’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of the securities on any U.S. national securities exchanges as well as any over-the-counter trading in the U.S. will be prohibited and our securities may be delisted by such exchange.

Background and Competitive Strengths

We believe the experience and network of relationships of our management and director team will give us distinct advantages in sourcing, structuring and consummating a business combination. We believe that our team has a diverse set of skills, including experience across business development, entrepreneurship, investment, finance and marketing, which will provide us access to proprietary deals, assist us in identifying and evaluating a target, manage risk and effect a successful business combination. However, none of our management and director team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to an acquisition transaction. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing an acquisition transaction.

We will seek to capitalize on the experience and networks of the members of our management and director team: Mr. Albert Wong, Mr. Claudius Tsang, Mr. Frank Clifford Chan, Mr. Alex Lau and Mr. Krešimir Coric. Our team consists of seasoned and experienced professionals who have significant experience in both public and private companies. Members of our management also have extensive experience in sourcing and evaluating potential investment targets as well as deal negotiation, corporate finance, business operations and management. We have developed a proprietary network of relationships with business leaders, investors and intermediaries that we believe can generate deal flow for us. We believe our team has the ability to source attractive deals and find good investment opportunities from sources in their networks.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our board of directors (the “Board”) cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management and director team may directly or indirectly own our Class A ordinary shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our sponsors, directors and officers presently has, and in the future any of our sponsors, directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our sponsor, officers and directors are now, and may become a sponsor, an officer or director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per share. Our initial shareholder has agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholder or any of our officers, directors or affiliates acquires public shares in or after the initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will complete our initial business combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if we decide to extend the period of time to consummate a business combination). If we are unable to consummate our initial business combination within the time period specified in our amended and restated memorandum and articles of association, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Business Companies Act, 2004 of the British Virgin Islands, as amended (the “Companies Act”).

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and file notice with the Registrar that the liquidation is complete. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholder has agreed to waive their redemption rights with respect to their Class B ordinary shares, with no par value, held by our initial shareholder, (the “Founder Shares”), if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering.

However, if our initial shareholder, or any of our officers, directors or affiliates acquire public shares in or after the initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to the Founder Shares or private placement units, which will expire worthless in the event we do not consummate our initial business combination within the required time period. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we do not complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account or any amount that may be deposited into the trust account to extend the date by which the Company has to complete a business combination, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders.

The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account or any amount that may be deposited into the trust account to extend the date by which the Company has to complete a business combination, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

If we are deemed insolvent for the purposes of the Insolvency Act, 2003 of the British Virgin Islands, as amended (the “Insolvency Act”) (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within 12 months of the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time period specified in our amended and restated memorandum and articles of association, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of the initial public offering, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less deferred underwriting discounts and any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding private placement units and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but he intends to devote as much of their time as they deems necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2023, the Company had no cash and a working capital deficit of $484,047. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statement contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our sponsor is controlled by or has substantial ties with non-U.S. persons domiciled outside the U.S. Acquisitions and investments by non-U.S. persons in certain U.S. businesses may be subject to rules or regulations that limit foreign ownership. CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the U.S. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings.

If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may not be able to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the Trust Account, and our units and Founder Shares will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We currently maintain our executive offices at G/F Hang Tak Building, 1 Electric Street, Wan Chai, Hong Kong. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “JVSAU” on January 19, 2024. Our ordinary shares and rights commenced separate trading on Nasdaq on or about March 11, 2024, under the symbols “JVSA,” and “JVSAR,” respectively.

Holders of Record

At April 1, 2024, there were 7,686,250 ordinary shares issued and outstanding held by three holders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under laws of the British Virgin Islands. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed in the British Virgin Islands on April 20, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2023 were organizational activities and those necessary to prepare for, and consummate, the IPO, and, since our IPO on January 23, 2024, searching for a target business with which to complete our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2023, we had net loss of $76,827, which consists of loss of $76,827 derived from general and administrative expenses.

For the year ended December 31, 2022, we had a net loss of $2,240, which consisted of loss of $2,240 derived from general and administrative expenses.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note. As of December 31, 2023, we had borrowed $286,385 under the promissory note with our sponsor.

On January 23, 2024, the Company consummated the IPO of 5,750,000 units (the “Units”), which include the full exercise of the over-allotment option granted to the underwriting. Each Unit consists of one Class A Ordinary Shares and one right to receive one-fourth of one Class A Ordinary Share upon the consummation of initial business combination.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with Winky Investments Limited., the Company’s sponsor, of 240,000 units (the “Private Placement Units”) at a price of $10.00 per Unit, generating total proceeds of $2,400,000. The Private Placement Units are identical to the public Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Unit Subscription Agreement) until after the completion of the Company’s initial business combination. Such initial purchasers were granted certain registration rights which is governed by a registration rights agreement in connection with the purchase of the Private Placement Units. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On January 23, 2024, a total of $57,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”). An audited balance sheet as of January 23, 2024 reflecting receipt of the proceeds upon consummation of the IPO and the Private Placement was issued by the Company and filed as an exhibit to a Current Report on Form 8-K dated January 29, 2024.

Following the IPO (including the Over-Allotment Option Units) and the sale of the Private Placement Units on January 23, 2024, a total of $57,500,000 was placed in the Trust Account, and we had $1,513,100 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. Transaction costs amounted to $1,612,273 consisting of $575,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $632,284 of the Class A ordinary shares issued to the underwriters, and $544,416 of other offering costs.

For the year ended December 31, 2023 and 2022, non cash was used in operating activities. All operating expenses were paid by sponsor.

We will use the funds held outside of the Trust Account primarily to payment of the promissory note issued to the Sponsor, payment of accrued offering costs, identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, obtain directors and officers insurance, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units issued to our sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2023 and 2022, no borrowing was outstanding under the Working Capital Loan.

We expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period. Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement entered into on January 18, 2024, We have agreed and have issued to Maxim Partners LLC and/or its designees (“Maxim”), 258,750 ordinary shares (inclusive of the exercise of the underwriter’s over-allotment option in full) (the “Representative Shares”) at the closing of the IPO. Maxim has agreed not to transfer, assign or sell any such Representative Shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the IPO except to any underwriter and selected dealer participating in the IPO and their officers, partners, registered persons or affiliates.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify any critical accounting estimates.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company.” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers:

Name	Age	Position
Albert Wong	43	Chief Executive Officer and Chairman
Claudius Tsang	47	Chief Financial Officer and Director
Frank Clifford Chan	40	Director
Alex Lau	33	Director
Krešimir Coric	44	Director

Below is a summary of the business experience of each our executive officers and directors:

Mr. Albert Wong has served as our Chairman and as a member of our Board of Directors since April 2021 and as our Chief Executive Officer since June 2021. Mr. Wong has over two decades of experience in management, investment, marketing and capital markets with a focus on capital raising, special situation advisory, portfolio and project management and execution. Since 2010, Mr. Wong has been the Chief Executive Officer and Director of Kingsway Group Holdings, a distribution conglomerate with luxury products ranging from yachts, automotive and prestige lifestyle solutions. Kingsway is the sole distributor of Lamborghini in Hong Kong, Macau and Guangzhou. Kingsway is also sole distributor of Koenigsegg Automotive, Rimac Automobili and Bugatti Automobiles for China (including Hong Kong and Macau). In addition, Kingsway also works with Tesla Inc in the aftersales servicing business. During Mr. Wong’s tenure, Kingsway expanded its geographical reach of operations and business divisions from primarily operating in Southern China to the whole China region. He was also instrumental in the shift to businesses relating to electric vehicles and has since built strong relationships with major EV automakers. Mr. Wong is also co-founder of JVSakk Group and has been its Executive Director since 2010. JVSakk is a Hong Kong-based financial firm providing services in securities brokerage, asset, and fund management. They are also a licensed Insurance broker and Real Estate Agency in Hong Kong. Mr. Wong is responsible for overseeing growth, strategy and investment decisions, and as of the end of 2022, JVSakk has approximately 6 billion HKD assets under management. Since 2014, Mr. Wong has been a member of the Advisory and Operating Committee of Isola Capital Group, an asset management and family office platform servicing shareholders and investors to access proprietary investment opportunities and asset management solutions. From 2003 to 2009, Mr. Wong was a 7 year veteran of Sun Hung Kai Financial where he held various positions, including Manager for Institutional Sales responsible for institutional accounts in Singapore and Europe. Albert is a Responsible Officer for Type 1 (Dealing in Securities) of JVSakk Asia Limited, Type 4 (Advising on Securities) and Type 9 (Asset Management) activities of JVSakk Asset Management Limited, licensed by the Hong Kong Securities and Futures Commission. He holds a Bachelor of Business Administration (majoring in Finance) from the University of Hong Kong. We believe that Mr. Wong is qualified to act as our Chairman based on his management and finance experience.

Mr. Claudius Tsang has served as our Chief Financial Officer since June 2021 and as our Chief Executive Officer from April 2021 to June 2021 and has served as a member of our Board of Directors since January 2024. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. During his 15-year career at Templeton from 2005 to 2007 and from 2008 to 2020, Mr. Tsang served in various positions, including Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chairman and Director of A Paradigm Acquisition Corp. Mr. Tsang has served, since April 2021, as the Chief Executive Officer, and since July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp. He has served as the Chief Financial Officer of A SPAC II Acquisition Corp since July 2021 and as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively. Since February 2024, Mr. Tsang served as a director of International Media Acquisitions Corp. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2019. Mr. Tsang obtained a postgraduate certificate in sustainable business from the University of Cambridge in 2023, a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder and a Certified ESG Analyst (CESGA) certification holder.

Mr. Frank Clifford Chan is a member of our Board of Directors as of January 2024. Mr. Chan has over 16 years of experience in capital market, strategic transaction structuring, business analysis and corporate finance. Since 2022, Mr. Chan has been providing consultancy in fund raising, corporate finance activities and corporate strategic structuring guidance to private and listed corporations on a project-based basis. From 2018 to 2022, he served as a director of Central China International Capital Limited. During his tenure, Mr. Chan was responsible for corporate financing transactions, including Hong Kong Initial Public Offerings and mergers and acquisitions. From 2011 to 2018, he worked in several Hong Kong-based and mainland-based investment banks. From 2008 to 2011, Mr. Chan worked at Deloitte & Touche Corporate Finance Limited, where he provided corporate restructuring and corporate finance advisory services. In 2006 and 2007, he worked at an asset management firm in Vancouver. During his tenure at these organizations, Mr. Chan gained experience with Initial Public Offerings on Nasdaq and SEHK, fundraising, analysis, and investigations of business operations, financial performance, as well as other project management and deal structuring experiences. Mr. Chan is a Chartered Financial Analyst charterholder from the CFA Institute and a Certified Public Accountant from the American Institute of Certified Public Accountants. He obtained a master's degree in economics from Simon Fraser University, Vancouver, in 2005 and a bachelor's degree in finance from Simon Fraser University, Vancouver, in 2003. We believe Mr. Chan is qualified to serve on our Board of Directors based on his experience in the capital markets, strategic transaction structuring, business analysis, and corporate finance.

Mr. Alex Lau is a member of our Board of Directors as of January 2024. Mr. Lau has over a decade of experience in private wealth management, investor relations and business development. Mr. Lau founded and has been serving as Chief Executive Officer to Aiio Audio Limited since 2020, an audio technology business with a focus on headphones that match audio to an individual’s unique hearing profile, where Mr. Lau oversees product development, sales channels and marketing. Since 2012, Mr. Lau has been serving as an Associate Director at AIA Group Limited, a Hong Kong listed pan-Asian life insurance company (SEHK:1299). During his tenure, he specialized in providing and managing asset portfolios, premium financing, risk management and market analysis services to high-net-worth clients and institutions such as family offices. Since 2021, Mr. Lau founded and has been serving as the interim Chief Executive Officer to Bandberry Limited, a music platform that utilizes blockchain and web3 technology for music streaming, buying and selling shares of songs and music creation. Mr. Lau is responsible for overseeing the platform’s development, fundraising activities, and collaborating with existing platforms and record label. Mr. Lau obtained a degree of Accounting and Management Information Systems from The University of Hertfordshire in 2011. We believe Mr. Lau is qualified to serve as our board of directors based on his wealth management, investor relations and business expertise.

Mr. Krešimir Coric is a member of our Board of Directors. Mr. Coric has almost two decades of experience in global distribution networks establishment, pricing, marketing and sales strategies development, business operations and deal management for luxurious brands and consumables. Since 2021, Mr. Coric serves as the Chief Commercial and Marketing Officer to Zagato, an Italian design and engineering company that specializes in designing and building high-performance sports cars with collaboration with car manufacturers including Alfa Romeo, Aston Martin and Bentley. Mr. Coric is responsible for managing sales and marketing activities, preparing for strategic rejuvenation, developing sales channels and new retail concept, and supervising development and execution of customer experience programs. From 2016 to 2022, Mr. Coric served as the Head of Global Sales & after Sales of Bugatti Rimac, a joint venture between luxury car manufacturer Bugatti and Croatian electric hypercar company Rimac that produce electric hypercars and other high-performance vehicles under Bugatti brand. During his tenure, Mr. Coric was responsible for establishing global distribution network, maintaining relationship with ultrahigh-net-worth-individuals (“UHNWI”) and business partners, conducting market analysis and developing innovative marketing and sales strategies. From 2011 to 2016, Mr. Coric served as the Business Development Executive for Double A International, a high-quality paper products manufacturing company in Thailand with a global distribution network. During his tenure, Mr. Coric was responsible for establishing the distribution network, executing sales and marketing strategies, and conducting markets analysis. From 2007 to 2010, Mr. Coric served as the Area Brand Manager for Moet Hennessy, a global luxury goods company from Croatia that produces and distributes high-end wines and spirits. During his tenure, Mr. Coric oversaw the establishment and management of retail and HORECA (Hotel/Restaurant/Café) distribution networks, directed market distribution channels, executed sales campaigns, presented and sold luxury products to VIP individuals and managed the overall execution of sales campaigns. From 2003 to 2007, Mr. Coric served as the Executive Assistant to Unit Head of Organization for Security and Co-operation in Europe (OSCE), a regional security organization. Mr. Coric obtained a bachelor’s degree in B.A. Criminology from the University of Zagreb in 2000 and a master’s degree in criminology from the University of Zagreb in 2003. We believe Mr. Coric is qualified to serve as our board of directors based on his experience with sales, marketing, strategic planning, and relationship management.

Number, Terms of Office and Election of Officers and Directors

Our Board of Directors consists of five members. The holder of our outstanding Class B ordinary shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our Class A ordinary shares, including the public shares, will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of our ordinary shares who are eligible to vote and attend and vote in a general meeting our shareholders. Each of our directors will hold office for a four-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by the holder of our outstanding Class B ordinary share.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Mr. Frank Clifford Chan, Mr. Alex Lau and Mr. Krešimir Coric are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Since the consummation of our IPO on January 23, 2024, our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee operates under a charter, in the form previously filed with the SEC as exhibits to the Company’s Registration Statement on Form S-1, as amended, adopted in connection with the consummation of the IPO, and has the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Mr. Frank Clifford Chan, Mr. Alex Lau and Mr. Krešimir Coric. Mr. Frank Clifford Chan serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Frank Clifford Chan qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

 We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Mr. Frank Clifford Chan, Mr. Alex Lau and Mr. Krešimir Coric. Mr. Frank Clifford Chan serves as chairperson of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We have established a nominating committee of the Board of Directors, which consists of Mr. Frank Clifford Chan, Mr. Alex Lau and Mr. Krešimir Coric, each of whom is an independent director under the Nasdaq listing standards. Mr. Frank Clifford Chan serves as chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different classes of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, pursuant to our amended and restated memorandum and articles of association, so long as a director has disclosed any interests in a transaction entered into or to be entered into by our company to the board he/she may: vote on a matter relating to the transaction; attend a meeting of directors at which a matter relating to the transaction arises and be included among the directors present at the meeting for the purposes of a quorum; and sign a document on behalf of our company, or do any other thing in his capacity as a director, that relates to the transaction.

Our sponsor and its affiliates(s) as well as certain of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest or expectancy in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to complete on a reasonable basis. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition, our sponsor, officers and directors are now, and may in the future, sponsor or participate in the formation of, or become sponsors, an officer or director of, any other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments, may present additional conflicts of interest in determining to which entity a particular business opportunity should be presented, in pursuing an initial business target and in allocating their time to devote to our affairs. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis. In particular, our officers and directors, and affiliates of our officers and directors, are currently sponsoring other blank check companies, and may look for an acquisition target in any location, has a window in which it may complete its initial business combination that overlaps the corresponding window we have. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination, because our management team has experience in identifying and executing multiple acquisition opportunities simultaneously.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Maxim (and its designees), our sponsor, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares, Representative’s Shares and public shares in connection with the consummation of our initial business combination. Additionally, Maxim (and its designees), our sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination within 12 months after the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, private placement shares, private placement units, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by our sponsor until the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent firm that commonly renders valuation opinions or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public shareholders for a vote, Maxim (and its designees), our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any Founder Shares and Representative’s Shares held by them (and their permitted transferees will agree) and any public shares issued and/or purchased during or after the offering in favor of our initial business combination.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Albert Wong	Kingsway Cars Limited	Distributor	Chief Executive Officer
	JVSakk Asset Management	Finance	Executive Director
	JVSAKK Capital Corporation	Holding entity	Director
	JVSAKK, Inc	Holding entity	Director
	JVSakk Asia Limited	Finance	Director
	JVSakk Asset Management Limited	Finance	Director
	SAKK Consulting, Inc	Consulting	Director
	Winky Investments Limited	Finance	Director
	EURO-GRAND Company Limited	Holding entity	Director
	Prosper City Holdings Limited	Holding entity	Director
	Kingsbridge Cars Limited	Distributor	Director
	Kingsway Apex Limited	Holding Entity	Director
	Kingsway Apex (China) Limited	Distributor	Director
	Kingsway Apex Productions Limited	Media	Director
	Kingsway K Cars Limited	Distributor	Director
	Kingsway K Cars (China) Limited	Distributor	Director
	Kingsway R Cars Limited	Distributor	Director
	Kingsway B Cars Limited	Distributor	Director
	Isola Capital Group	Finance	Member of the Advisory and Operating Committee
	WS China Holdings Ltd	Aftersales Service	Director
	Cornes Kingsway K.K.	Aftersales Service	Director
	Kingsway Cars Limited	Car dealing	Director
	Kingsway Group Holdings Limited	Investment holding	Director
	Kingsway Cars T Service Limited	Motors repairs	Director
	Kingsway Cars Service Limited	Motors repairs	Director
	Kingsway Marine Limited	Yacht trading	Director
	Kingsway Cars (China) Limited	Investment holding	Director
	Golden Surf Ventures Limited	Investment holding	Director
Claudius Tsang	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Investment Director

	Beijing ReeChain Technology Limited	Blockchain	Director
	International Media Acquisition Corp.	SPAC	Director
	A SPAC I Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer, Chairman and Director
	A SPAC II Acquisition Corp.	SPAC	Chief Financial Officer
	A SPAC (HK) Acquisition Corp	SPAC	Chief Executive Officer, Executive Director
	Unity Group Holdings International Limited.	ESG	Non-executive director
	A Paradigm Acquisition Corp.	SPAC	Chief Executive Officer, Chairman and Director
Mr. Alex Lau	AIA Group Limited (SEHK:1299)	Wealth Management	Associate Director
	Aiio Audio Limited	Audio Technology	Founder and CEO
	Bandberry Limited	Music Streaming	Founder and CEO
	Piefetch Limited	Cloud Storage	Founding member
	Noir Group Limited	Interior design	Founding member
Mr. Krešimir Coric	Quantum Solace Consulting	Business Consulting	CEO
	Fittipaldi Automobili	Automotive	CEO
	Zagato ZED Milano	Automotive	CCO
	Tedson Motors	Automotive	Sales & Marketing Director

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Limitation on Liability and Indemnification of Officers and Directors

BVI law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any provision providing indemnification may be held by the BVI courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime. Under our amended and restated memorandum and articles of association, we indemnify against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings for any person who:

●	is or was a party or is threatened to be made a party to any threatened, pending or completed proceedings, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was our director; or

●	is or was, at our request, serving as a director or officer of, or in any other capacity is or was acting for, another body corporate or a partnership, joint venture, trust or other enterprise.

These indemnities only apply if the person acted honestly and in good faith with a view to our best interests and, in the case of criminal proceedings, the person had no reasonable cause to believe that his conduct was unlawful.

This standard of conduct is generally the same as permitted under the Delaware General Corporation Law for a Delaware corporation. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling us under the foregoing provisions, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Officers and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us, except that we entered into a letter agreement pursuant to which we will also pay each of our independent directors $1,000 per annum, for an aggregate total of $3,000 per annum as remuneration. Upon completion of our initial business combination or our liquidation, we will cease paying these yearly fees. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Clawback Policy

On January 18, 2024, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recoupment of incentive compensation received by any of the Company's current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and the Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 1, 2024 the number of Class A ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group. As of April 1, 2024, we had 7,686,250  ordinary shares issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Ordinary shares which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, units or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
WINKY INVESTMENTS LIMITED(2)(3)	1,677,500	21.8%
Albert Wong	1,677,500	—
Claudius Tsang	—	—
Frank Clifford Chan	—	—
Alex Lau	—	—
Krešimir Coric	—	—
All executive officers and directors as a group (5 individuals)	1,677,500	21.8%
Harraden Circle Investments, LLC(4)	525,000	6.83%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is G/F Hang Tak Building 1 Electric Street, Wan Chai Hong Kong.

(2)	Excludes shares issuable pursuant to rights issued in connection with the IPO, as such rights are not exercisable or convertible, as the case may be, until after the consummation of the Company’s initial business combination.

(3)	Our sponsor is controlled by Albert Wong.

(4)	Pursuant to the schedule 13G filed by the reporting person on January 25, 2024. The class A ordinary shares are directly beneficially owned by Harraden Fund and Harraden Special Op Fund, Harraden GP is the general partner to Harraden Fund and Harraden Special Op Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund, Harraden Special Op Fund and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Fund and Harraden Special Op Fund.

Transfers of Founder Shares and Private Placement Units

The Founder Shares, and private placement units, and securities contained therein, are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the Founder Shares, until the earlier of (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the private placement units, including the component securities therein, until the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the event of our liquidation prior to our completion of our initial business combination; or (f) by virtue of the laws of the British Virgin Islands or our sponsor’s operating agreement upon dissolution of our sponsor; provided, however, that in the case of clauses (a) through (e) or (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions).

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period. Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In April 2021, our sponsor purchased 1,437,500 Class B ordinary shares, with no par value (“Class B Ordinary Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. Our sponsor currently owns approximately 21.8% of the issued and outstanding shares.

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 240,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $2,400,000. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Unit Subscription Agreement) until after the completion of the Company’s initial business combination.

There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement units, private placement shares or private placement rights, which will expire worthless if we do not consummate a business combination within the allotted 12-month period (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time).

We entered into a letter agreement pursuant to which we will also pay each of our independent directors $1,000 per annum, for an aggregate total of $3,000 per annum as remuneration. Upon completion of our initial business combination or our liquidation, we will cease paying these yearly fees.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account in the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023, there were no Working Capital Loans outstanding.

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period. Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

There will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments: (i) repayment of an aggregate of up to $350,000 in loans made to us by our sponsor to cover offering-related and organizational expenses; (ii) payment of $1,000 per annum as remuneration to each of our independent directors, for an aggregate of $3,000 to the three independent directors per annum, for the duration of their service prior to the completion of our initial business combination or our liquidation, we will cease paying these yearly fees; (iii) reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and (iv) repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After our initial business combination, members of our management who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement units, and units that may be issued on conversion of working capital loans (and in each case holders of their component securities, as applicable), which is described under the heading “Registration Rights.”

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. The code of ethics is filed as an exhibit to the registration statement of which our IPO prospectus is a part.

In addition, our audit committee, pursuant to a written charter that we have adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $350,000 in loans made to us by our sponsor for working capital purposes;

●	Payment to each of our independent directors of $1,000 per annum, as remuneration to each of our independent directors, for an aggregate of $3,000 to the three independent directors per annum for the duration of their service. Upon completion of our initial business combination or our liquidation, we will cease paying these yearly fees.

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender;

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

Public Accounting Fees

During the period from April 20, 2021 (inception) through December 31, 2023, the firm of Marcum Asia CPAs LLP (“Marcum Asia”), has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the financial information, the registration statement and other required filings with the SEC for the for the years ended of December 31, 2023 and 2022 were $56,650 and nil, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Marcum Asia for audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum Asia for tax compliance, tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum Asia for any other fees for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated January 18, 2024, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

3.1	Amended and Restated Memorandum and Articles of Association of JVSPAC Acquisition Corp., amended and restated on January 18, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 5, 2024)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 5, 2024)

4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

4.5	Rights Agreement, dated January 18, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

4.6*	Description of Securities

10.1	Letter Agreements by and between the Registrant, Maxim Group LLC and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

10.2	Investment Management Trust Account Agreement, dated January 18, 2024 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

10.3	Registration Rights Agreement, dated January 18, 2024, among the Registrant, Maxim Group LLC, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3)

10.4	Unit Subscription Agreement, dated January 18, 2024, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

10.5	Indemnity Agreement, dated January 19, 2024 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 5, 2024)

10.6	Securities Subscription Agreement, dated April 20, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 5, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

21*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JVSPAC ACQUISITION CORP.

Dated: April 1, 2024	By:	/s/ Albert Wong
	Name:	Albert Wong
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert Wong	Chief Executive Officer and Chairman	April 1, 2024
Albert Wong	(Principal Executive Officer)

/s/ Claudius Tsang	Chief Financial Officer and Director	April 1, 2024
Claudius Tsang	(Principal Accounting and Financial Officer)

/s/ Frank Clifford Chan	Independent Director	April 1, 2024
Frank Clifford Chan

/s/ Alex Lau	Independent Director	April 1, 2024
Alex Lau

/s/ Krešimir Coric	Independent Director	April 1, 2024
Krešimir Coric

JVSPAC ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of JVSPAC Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JVSPAC Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, change in shareholder’s deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statement”). In our opinion, the financial statement present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before January 23, 2025 (unless further extended). There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to January 23, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond January 23, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

The financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2021.

New York, NY
April 1, 2024
Firm ID: 5395

NEW YORK OFFICE ● 7 Penn Plaza ● Suite 830 ● New York, New York ● 10001

Phone 646.442.4845 ● Fax 646.349.5200 ● www.marcumasia.com

JVSPAC ACQUISITION CORP.

BALANCE SHEETS

	As of December 31,
	2023	2022
Assets:
Prepaid expenses and other current assets	$7,650	$5,000
Deferred offering costs	386,725	232,313
Total Assets	$394,375	$237,313

Liabilities and Shareholder’s Equity:
Accounts payable and accrued expenses	$5,312	$11,000
Accrued offering costs	200,000	115,773
Promissory note - related party	286,385	131,035
Total current liabilities	491,697	257,808

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding (1)	25,000	25,000
Accumulated deficit	(122,322)	(45,495)
Total shareholder’s deficit	(97,322)	(20,495)
Total Liabilities and Shareholder’s Deficit	$394,375	$237,313

(1)	Includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 23, 2024, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were subsequently forfeited.

The accompanying notes are an integral part of the financial statements.

JVSPAC ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	For the Years Ended December 31
	2023	2022
Formation and operating costs	$76,827	$2,240
Net loss	$(76,827)	$(2,240)

Basic and diluted weighted average shares outstanding (1)	1,250,000	1,250,000
Basic and diluted net loss per share	$(0.06)	$0

(1)	Excludes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 23, 2024, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were subsequently forfeited.

The accompanying notes are an integral part of the financial statements.

JVSPAC ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2023

	Class B
	Ordinary shares		Accumulated	Shareholder’s
	Shares(1)	Amount	Deficit	Deficit
Balance as of December 31, 2022	1,437,500	$25,000	$(45,495)	$(20,495)
Net loss	-	-	(76,827)	(76,827)
Balance as of December 31, 2023	1,437,500	$25,000	$(122,322)	$(97,322)

(1)	Includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 23, 2024, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were subsequently forfeited.

JVSPAC ACQUISITION CORP.
AUDITED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class B
	Ordinary shares		Accumulated	Shareholder’s
	Shares(1)	Amount	Deficit	Deficit
Balance as of December 31, 2021	1,437,500	$25,000	$(43,255)	$(18, 255)
Net loss	-	-	(2,240)	(2,240)
Balance as of December 31, 2022	1,437,500	$25,000	$(45,495)	$(20, 495)

(1)	Includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 23, 2024, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were subsequently forfeited.

The accompanying notes are an integral part of the financial statements.

JVSPAC ACQUISITION CORP.
STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(76,827)	$(2,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating expenses paid by Sponsor	76,827	2,240
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	—	—
Net cash used in operating activities	—	—

Net change in cash	—	—
Cash, beginning of the period	—	—
Cash, end of the period	$—	$—

Supplemental disclosure of non-cash financing activities:
Accrued offering costs paid under the promissory note-related party	$25,690	$—
Deferred offering costs paid by Sponsor under the promissory note-related party	$70,185	$5,000
Deferred offering costs included in the accrued offering costs and expenses	$84,227	$—
Prepaid expense paid by Sponsor under the promissory note-related party	$2,650	$—

The accompanying notes are an integral part of the financial statements.

JVSPAC ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

JVSPAC Acquisition Corp. (the “Company”) is blank check company incorporated as a British Virgin Island (“BVI”) business company on April 20, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential Business Combination target.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the IPO (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Winky Investments Limited, a British Virgin Islands company (the “Sponsor”).

The registration statement for the Company’s initial public offering (the “Proposed Public Offering”, “Initial Public Offering” or “IPO”) was declared effective on January 18, 2024. On January 19, 2024, the underwriters exercised their over-allotment option in full and purchased 750,000 additional Units. On January 23, 2024, the Company consummated its IPO of 5,750,000 units (“Units”), which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-fourth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,500,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 240,000 units (the “Private Placement Units”) to the Sponsor, at a price of approximately $10.00 per Private Placement Unit, generating total proceeds of $2,400,000, which is described in Note 4.

The initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (defined below) (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, management has agreed that an aggregate of $10.00 per Unit sold in the Initial Public Offering will be held in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Proposed Public Offering and the private placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the IPO).

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company will classify the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,000,000 Class A ordinary shares sold as part of the units in the offering will be issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period leading up to a business combination.

The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extend the period of time to consummate a Business Combination by 2 extensions of 3 months) (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters, the Sponsor, officers and directors have agreed to (i) to waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Representative’s Shares (as defined in Note 6) and public shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the underwriters, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and Representative’s Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third -party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

Liquidity and Going Concern Considerations

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued.

However, the Company initially has until January 23, 2025 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the date of the auditors’ report. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 23, 2025 (assume no extensions).

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of December 31, 2023 and 2022.

Deferred Offering Costs

Deferred offering costs consist of legal and other professional expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Upon completion of the IPO, offering costs associated with the Class A ordinary shares will be applied against Class A ordinary shares classified as temporary equity and offering costs associated with rights and private units was charged into equity. As of December 31, 2023 and December 31, 2022, the Company had deferred offering costs of $386,725 and $232,313, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5). At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has assessed the influence of the adoption of ASU 2020-06 and concluded that there’s no impact on the Company’s financial statements. The Company adopted ASU 2020-06 since January 1, 2023.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

In the Proposed Public Offering, the Company will offer for sale up to 5,000,000 Units, (or 5,750,000 Units if the underwriters’ over-allotment option is exercised in full) at a purchase price of $10.00 per Unit. Each Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share with no par value and one right. Each right entitles the holder to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the rights, as disclosed in Note 7.

On January 23, 2024, the Company consummated the IPO, as disclosed in Note 8.

Note 4 — Private Placement

The Company’s Sponsor has committed to purchase an aggregate of 232,500 units (or 240,000 units if the over-allotment option is exercised in full) at a price of $10.00 per unit for an aggregate purchase price of $2,325,000 (or $2,400,000 if the over-allotment option is exercised in full). Each Private Placement Unit will be identical to the units sold in the Proposed Public Offering, except as described below. The Private Placement Units will be sold in a private placement that will close simultaneously with the closing of the Proposed Public Offering, including the over-allotment option, as applicable.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 240,000 units to the Sponsor, as disclosed in Note 8.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, private placement shares or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination within the allotted 12-month period (or up to 18 months from the completion of the Proposed Public Offering if the Company extends the period of time to consummate a Business Combination by 2 extensions of 3 months).

The private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until thirty (30) days after the completion of the Company’s initial Business Combination, except to permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On April 20, 2021, the Company’s Sponsor paid $25,000, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares (the “Founder Shares”) with no par value, 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On January 23, 2024, the Company consummated its Initial Public Offering and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were subsequently forfeited.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if the last sale price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day after the initial Business Combination, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO of its securities or the date on which the Company determines not to conduct an IPO of its securities. These loans will be repaid upon the closing of the IPO out of the $1,015,000 of offering proceeds not held in the Trust Account. As of December 31, 2023 and 2022, the Company had borrowed $286,385 and $131,035, respectively, under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Extension Loan

The Company will have until 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period. Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Right of First Refusal

For a period beginning on the closing of the IPO and ending 12 months from the closing of a Business Combination, the Company has granted the underwriter a right of first refusal to act as sole underwriter , sole book-running manager and sole placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such 12 months from the closing of a Business Combination of the Company, or any successor to or any subsidiary of the Company. For the sake of clarity, this right of refusal shall encompass the time period leading up to the closing of the Business Combination while the Company is still a special purpose acquisition company. Notwithstanding the foregoing, in event that a target company – in connection with a Business Combination – sources a private placement of public equity (a “PIPE”), the aforementioned right of refusal reference shall not apply in such a limited instance. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the IPO.

Underwriter Agreement

The underwriters have a 45-day option from the date of the IPO to purchase up to an additional 750,000 Units to cover over-allotments, if any. The underwriter exercised the over-allotment option in fully upon the closing of the IPO.

The underwriters was paid $575,000 for the underwriter’s discount, upon the closing of the IPO. Additionally, the underwriter was entitled 258,750 Class A ordinary shares (the “Representative Shares”) that were registered in the IPO, for no consideration, subject to the terms of the underwriting agreement. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1).

Note 7 — Shareholder’s Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of December 31, 2023 and 2022, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of December 31, 2023 and 2022, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. As of December 31, 2023 and 2022, the Company issued 1,437,500 Class B ordinary shares to its initial shareholder for $25,000, or approximately $0.017 per share. The Founder Shares include an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On January 23, 2024, Company consummated its Initial Public Offering and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were subsequently forfeited.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right, share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in the Company’s amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares issued and outstanding upon completion of the IPO, including pursuant to the Over-Allotment Option, plus all Class A ordinary shares issued or deemed issued, or issuable upon the conversion or exercise of any equity-linked securities issued or deemed issued in connection with or in relation to the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company.

Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the public shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of the ordinary shares who are eligible to vote and attend and vote in a general meeting of the shareholders. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote.

Rights — Each holder of a right will receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/4 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

As soon as practicable upon the consummation of the initial Business Combination, the Company will direct registered holders of the rights to return their rights to the rights agent. Upon receipt of the rights, the rights agent will issue to the registered holder of such rights the number of full Class A ordinary shares to which it is entitled. The Company will notify registered holders of the rights to deliver their rights to the rights agent promptly upon consummation of such Business Combination and have been informed by the rights agent that the process of exchanging their rights for Class A ordinary shares should take no more than a matter of days. The foregoing exchange of rights is solely ministerial in nature and is not intended to provide the Company with any means of avoiding the Company’s obligation to issue the shares underlying the rights upon consummation of the initial Business Combination. Other than confirming that the rights delivered by a registered holder are valid, the Company will have no ability to avoid delivery of the shares underlying the rights. Nevertheless, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination.

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company’s). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Island’s law. As a result, you must hold rights in multiples of 4 in order to receive shares for all of the investors’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Accordingly, the rights may expire worthless.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 23, 2024, the Company consummated its Initial Public Offering and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were subsequently forfeited. Each Unit consists of one Class A ordinary share and one Right to receive one-fourth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $57,500,000.

Simultaneously with the closing of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of an aggregate 240,000 Private Placement Units, which included the additional 7,500 Private Placement Units sold pursuant to the full exercise of the underwriters’ option to cover the over-allotment.

Upon closing of the Initial Public Offering, the Private Placement, and the sale of the Over-Allotment Units, a total of $58,075,000 was placed in the Trust Account.