Form 10-Q
period 2024-03-31
JVSPAC Acquisition Corp.
filed 2024-05-13
CIK 1866001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41922

JVSPAC ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

G/F Hang Tak Building

1 Electric Street

Wan Chai Hong Kong

(Address of principal executive offices)

(+852) 9258 9728

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units	JVSAU	The Nasdaq Stock Market LLC
Class A ordinary shares, no par value	JVSA	The Nasdaq Stock Market LLC
Rights	JVSAR	The Nasdaq Stock Market LLC

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2024, 6,248,750 Class A ordinary shares and 1,437,500 Class B ordinary share were issued and outstanding.

JVSPAC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2024 and the Company’s final prospectus for its initial public offering filed with the SEC on January 19, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JVSPAC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$1,047,202	$—
Prepaid expenses and other current assets	356,344	7,650
Total Current Assets	1,403,546	7,650

Deferred offering costs	—	386,725
Investment held in Trust Account	58,059,296	—
TOTAL ASSETS	$59,462,842	$394,375

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$92,234	$5,312
Accrued offering costs	70,000	200,000
Promissory note – related party	286,385	286,385
Total Liabilities	448,619	491,697

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption 5,750,000 shares and 0 shares issued and outstanding at redemption value of $9.49 and $0 at March 31, 2024 and December 31, 2023, respectively	54,570,538	—

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 498,750 shares issued and outstanding (excluding 5,750,000 subject to possible redemption) at March 31, 2024; none issued and outstanding at December 31, 2023	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding at March 31, 2024 and December 31, 2023 (1)	25,000	25,000
Additional paid-in capital	4,210,046	—
Retained earnings (Accumulated deficit)	208,639	(122,322)
Total Shareholders’ Equity (Deficit)	4,443,685	(97,322)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$59,462,842	$394,375

(1)	Includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 23, 2024, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Operating and formation costs	$233,280	$663
Loss from operations	(233,280)	(663)

Other income:
Interest income – Trust	559,296	—
Interest income – Bank	4,945	—
Other income	564,241	—

Net income (loss)	$330,961	$(663)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	4,296,703	—
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.15	$—

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares (1)	1,762,802	1,250,000
Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.19)	$(0.00)

(1)	Includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 23, 2024, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2023	—	$—	1,437,500	$25,000	$—	$(122,322)	$(97,322)

Proceeds allocated to Public Rights, net of issuance costs of $83,035	—	—	—	—	2,676,965	—	2,676,965

Sale of 240,000 Private Placement Units, net of issuance costs of $21,813	240,000	—	—	—	2,378,187	—	2,378,187

Issuance of Representative Shares	258,750	—	—	—	632,284	—	632,284

Accretion of carrying value to redemption value	—	—	—	—	(1,477,390)	—	(1,477,390)

Net loss	—	—	—	—	—	330,961	330,961

Balance – March 31, 2024	498,750	$—	1,437,500	$25,000	$4,210,046	$208,639	$4,443,685

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Ordinary Shares (1)		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	1,437,500	$25,000	$—	$(45,495)	$(20,495)

Net loss	—	—	—	(663)	(663)

Balance – March 31, 2023	1,437,500	$25,000	$—	$(46,158)	$(21,158)

(1)	Includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 23, 2024, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$330,961	$(663)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(559,296)	—
Operating expenses paid by Sponsor from issuance of Promissory Note	—	663
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(348,694)	—
Accounts payable and accrued expenses	86,922	—
Net cash used in operating activities	(490,107)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(57,500,000)	—
Net cash used in investing activities	(57,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	57,500,000	—
Payment of underwriting commissions	(575,000)	—
Proceeds from sale of Private Placement Units	2,400,000	—
Payment of offering costs	(287,691)	—
Net cash provided by financing activities	59,037,309	—

Net Change in Cash	1,047,202	—
Cash – Beginning of period	—	—
Cash – End of period	$1,047,202	$—

Non-Cash investing and financing activities:
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$1,477,390	$—
Offering costs included in accrued offering costs	$70,000	$—
Representative shares issued and charged to offering costs	$632,284	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

JVSPAC Acquisition Corp. (the “Company”) is blank check company incorporated as a British Virgin Island (“BVI”) business company on April 20, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has entered into an Agreement and Plan of Merger with various parties as discussed below.

As of March 31, 2024, the Company had not commenced any operations. All activities for the period from April 20, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the initial public offering (the “IPO”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on January 18, 2024. On January 19, 2024, the underwriters exercised their over-allotment option in full and purchased 750,000 additional Units. On January 23, 2024, the Company consummated its IPO of 5,750,000 units (“Units”), which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-fourth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,500,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 240,000 units (the “Private Placement Units”) to Winky Investments Limited, the Company’s sponsor (the “Sponsor”), at a price of approximately $10.00 per Private Placement Unit, generating total proceeds of $2,400,000, which is described in Note 4.

Transaction costs amounted to $1,715,700 consisting of $575,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $632,284 of the Representative Shares (as defined in Note 6 ), and $544,416 of other offering costs.

In conjunction with the IPO, the Company issued to the underwriter 258,750 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”) is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $632,284.

Following the closing of the IPO on January 23, 2024, an amount of $57,500,000 ($10.00 per Unit) from the proceeds of the sale of the Units in the IPO was placed in a trust account (the “Trust Account”). The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a business combination successfully. The initial Business Combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the Trust Account (defined below) (less any taxes payable on interest earned and less any interest earned thereon that is released to the Company for taxes) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company accounted for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value as a charge against retained earnings or, in the absence of retained earnings, as a charge against additional paid-in-capital over an expected 12-month period leading up to a business combination.

The Company will have only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extend the period of time to consummate a Business Combination by the full amount of time) (the “Combination Period”) to complete the initial Business Combination. If the Company has not completed the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy their indemnity obligations and believes that the Sponsor’s only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such obligations.

On April 8, 2024, the Company entered into an Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) Hotel101 Global Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Global”), (ii) Hotel of Asia, Inc., a company with limited liability incorporated under the laws of the Philippines (“Hotel of Asia” and together with Hotel101 Global, the “Company Parties”), (iii) DoubleDragon Corporation, a company incorporated under the laws of the Philippines and listed on the Philippine Stock Exchange, Inc. (“DoubleDragon”); (iv) DDPC Worldwide Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of DoubleDragon (“DDPC”), (v) Hotel101 Worldwide Private Limited, a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Worldwide”, and together with DDPC, and DoubleDragon, the “Principal Shareholders”), (vi) Hotel101 Global Holdings Corp., an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of DoubleDragon (“PubCo”), (vii) HGHC 4 Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (viii) HGHC 3 Corp., a British Virgin Islands business company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”). Pursuant to the Merger Agreement, among other things, (i) prior to the Company Amalgamation and SPAC Merger (each as defined below), DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to PubCo (the “Share Transfer”) in exchange for 30,935,563 PubCo Class A ordinary shares (the “Transfer Payment Shares”) pursuant to a Share Purchase Agreement, (ii) prior to the Company Amalgamation and SPAC Merger (each as defined below), DDPC will transfer to Hotel101 Global certain real estate-related properties free and clear of any encumbrances in exchange for the issuance of ordinary shares in the capital of Hotel101 Global to DDPC (the “Property Transfer”), (iii) Hotel101 Global and Merger Sub 1 will amalgamate, with Hotel101 Global being the surviving entity and becoming a wholly owned subsidiary of PubCo (“Company Amalgamation”) and (iv) the Company will merge with and into Merger Sub 2, with the Company being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “SPAC Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to DDPC, Hotel 101 Worldwide and certain key executives of the Company Parties is an aggregate of $2,300,000,000 which will be paid entirely in stock, comprised of newly issued ordinary shares of PubCo at a price of $10.00 per share (the “Closing Payment Shares”).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

See the Current Report on Form 8-K filed by the Company with the SEC on April 8, 2024 for additional information.

Going Concern

As of March 31, 2024, the Company had cash of $1,047,202 and a working capital of $954,927. The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. As of March 31, 2024, the Company had borrowed $286,385 under the promissory note, which is due as demanded.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case, subject to compliance with applicable securities laws, the Company may issue additional securities or incur debt prior to or in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans.

The Company initially has until January 23, 2025 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the date of the auditors’ report. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 23, 2025 (assume no extensions).

Risks and Uncertainties

The Company is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements.

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,047,202 and $0 in cash, and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Investment Held in Trust Account

At March 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. At December 31, 2023, there were no assets held in the Trust Account. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these trading securities are included in dividends, interest earned, and unrealized gain on investments held in the Trust Account in the accompanying statements of operations and are automatically reinvested therefore are considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. The fair value for these trading securities is determined using available market information.

Offering Costs associated with Initial Public Offering

Offering costs were $1,751,700 consisting principally of underwriting, legal and other expenses incurred through the balance sheet date that are related to the Public Offering and are charged to shareholders’ equity upon the completion of the Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among Public Shares, Public Rights and Private Placement Units based on the relative fair values of Public Shares, Public Rights and Private Placement Units. Accordingly, $1,646,852 was allocated to Public Shares and charged to temporary equity, and $104,848 was allocated to Public Rights and Private Placement Units and charged to shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,750,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Units), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination.

Accordingly, at March 31, 2024 and December 31, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity (deficit) in the Company’s balance sheets.

At March 31, 2024, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds Allocated to Public Rights	(2,760,000)
Allocation of offering costs related to redeemable shares	(1,646,852)
Plus:
Accretion of carrying value to redemption value	1,477,390
Class A Ordinary Shares subject to possible redemption, March 31, 2024	$54,570,538

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

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

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. The rights are exercisable to purchase 1,497,500 Class A Ordinary Shares in the aggregate. The 187,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters were not included in the calculation of weighted average shares outstanding until the fully exercise of the over-alloment by the underwriters on January 23, 2024. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For three months ended March 31
	2024	2023
Net income (loss)	$330,961	$(663)
Remeasurement for ordinary shares subject to redemption	(1,477,390)	-
Net income (loss) including accretion of ordinary shares to redemption value	$(1,146,429)	$(663)

	For the three months ended March 31
	2024		2023
	Redeemable Class A ordinary shares	Non-redeemable Class A Ordinary Shares and Class B Ordinary Shares	Redeemable Class A ordinary shares	Non-redeemable Class A Ordinary Shares and Class B Ordinary Shares
Basic and diluted net income (loss) per share
Numerator
Net Income (loss)	$(812,915)	$(333,514)	$-	$(663)
Remeasurement for ordinary shares subject to redemption	1,477,390	-	-	-
Allocation of net income (loss)	$664,475	(333,514)	$-	$(663)

Denominator:
Basic and diluted weighted average shares outstanding	4,296,703	1,762,802	-	1,250,000
Basic and diluted net income (loss) per share	$0.15	$(0.19)	$-	$0.00

Recent Accounting Pronouncements

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statement.

Note 3 — Initial Public Offering

On January 23, 2024, the Company consummated its Initial Public Offering and sold 5,750,000 Units, including 750,000 Units issued to the underwriter pursuant to the underwriters’ over-allotment option is exercised in full, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share with no par value and one right (the “Public Right”). Each Public Right entitles the holder to receive one-fourth (1/4) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the rights, as disclosed in Note 7.

Transaction costs amounted to $1,715,700 consisting of $575,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $632,284 of the Representative Shares (As defined in Note 6), and $544,416 of other offering costs.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the over-allotment, the Sponsor purchased an aggregate of 240,000 private placement units at a price of $10.00 per unit for an aggregate purchase price of $2,400,000. Each Private Placement Unit was identical to the units sold in the IPO, except as described below.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, private placement shares or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination within the allotted 12-month period (or up to 18 months from the completion of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time).

The private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until thirty (30) days after the completion of the Company’s initial Business Combination, except to permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On April 20, 2021, the Company’s Sponsor paid $25,000, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares (the “Founder Shares”) with no par value, 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On January 23, 2024, the underwriters exercised their over-allotment option in full, hence, all 187,500 Founder Shares were no longer subject to forfeiture.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO. As of March 31, 2024, the Company had borrowed $286,385 under the promissory note, which is due as demanded.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Directors Compensation

The Company has entered into a letter agreement pursuant to which it will also pay each of its independent directors $1,000 per annum, for an aggregate total of $3,000 per annum as remuneration. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these yearly fees. As of March 31, 2024 the Company paid an aggregate of $3,000 for such expenses of which is reported as consulting expense in the accompanying statement of operations. As of March 31, 2023, the Company did not accrue any amount for such expenses.

Extension Loan

The Company will have until 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company on January 18, 2024, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon two days advance notice prior to the applicable deadline, must deposit into the Trust Account $500,000, or up to $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,000,000 (or $1,150,000 if the underwriters’ over-allotment option is exercised in full), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period. Notwithstanding the above, the shares issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriter Agreement

The underwriter has a 45-day option from the date of the IPO to purchase up to an additional 750,000 Units to cover over-allotments, if any. The underwriter exercised the over - allotment option in fully upon the closing of the IPO.

The underwriter was paid $575,000 for the underwriter’s discount, upon the closing of the IPO. Additionally, the underwriter was entitled 258,750 Representative Shares that were registered in the IPO, for no consideration, subject to the terms of the underwriting agreement. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the IPO pursuant to FINRA Rule 5110(e)(1).

Note 7 — Shareholder’s Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of March 31, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of March 31, 2024 and December 31, 2023, there were 498,750 and no Class A ordinary shares issued or outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On April 20, 2021, the Company’s Sponsor paid $25,000, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares with no par value, 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On January 23, 2024, the underwriters exercised their over-allotment option in full, hence, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of March 31, 2024 and December 31, 2023, there were 1,437,500 Class B ordinary shares issued or outstanding.

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

Rights — As of March 31, 2024, there were 5,990,000 rights outstanding. At December 31, 2023, there were no right outstanding. Each holder of a right will receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/4 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024
Assets:
Marketable securities held in Trust Account	1	$58,059,296

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 8, 2024, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) Hotel101 Global Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Global”), (ii) Hotel of Asia, Inc., a company with limited liability incorporated under the laws of the Philippines (“Hotel of Asia” and together with Hotel101 Global, the “Company Parties”), (iii) DoubleDragon Corporation, a company incorporated under the laws of the Philippines and listed on the Philippine Stock Exchange, Inc. (“DoubleDragon”); (iv) DDPC Worldwide Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of DoubleDragon (“DDPC”), (v) Hotel101 Worldwide Private Limited, a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Worldwide”, and together with DDPC, and DoubleDragon, the “Principal Shareholders”), (vi) Hotel101 Global Holdings Corp., an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of DoubleDragon (“PubCo”), (vii) HGHC 4 Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (viii) HGHC 3 Corp., a British Virgin Islands business company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”). Pursuant to the Merger Agreement, among other things, (i) prior to the Company Amalgamation and SPAC Merger (each as defined below), DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to PubCo (the “Share Transfer”) in exchange for 30,935,563 PubCo Class A ordinary shares (the “Transfer Payment Shares”) pursuant to a Share Purchase Agreement, (ii) prior to the Company Amalgamation and SPAC Merger (each as defined below), DDPC will transfer to Hotel101 Global certain real estate-related properties free and clear of any encumbrances in exchange for the issuance of ordinary shares in the capital of Hotel101 Global to DDPC (the “Property Transfer”), (iii) Hotel101 Global and Merger Sub 1 will amalgamate, with Hotel101 Global being the surviving entity and becoming a wholly owned subsidiary of PubCo (“Company Amalgamation”) and (iv) the Company will merge with and into Merger Sub 2, with the Company being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “SPAC Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to DDPC, Hotel 101 Worldwide and certain key executives of the Company Parties is an aggregate of $2,300,000,000 which will be paid entirely in stock, comprised of newly issued ordinary shares of PubCo at a price of $10.00 per share (the “Closing Payment Shares”).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “JVSA” , “our”, “we,” “us” or the “Company” refer to JVSPAC Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Winky Investments Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on April 20, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

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

Upon closing of the Initial Public Offering, the Private Placement, and the sale of the Over-Allotment Units, a total of $57,500,000 was placed in the Trust Account.

On April 8, 2024, the Company entered into an Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) Hotel101 Global Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Global”), (ii) Hotel of Asia, Inc., a company with limited liability incorporated under the laws of the Philippines (“Hotel of Asia” and together with Hotel101 Global, the “Company Parties”), (iii) DoubleDragon Corporation, a company incorporated under the laws of the Philippines and listed on the Philippine Stock Exchange, Inc. (“DoubleDragon”); (iv) DDPC Worldwide Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of DoubleDragon (“DDPC”), (v) Hotel101 Worldwide Private Limited, a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Worldwide”, and together with DDPC, and DoubleDragon, the “Principal Shareholders”), (vi) Hotel101 Global Holdings Corp., an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of DoubleDragon (“PubCo”), (vii) HGHC 4 Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (viii) HGHC 3 Corp., a British Virgin Islands business company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”). Pursuant to the Merger Agreement, (i) prior to the Company Amalgamation and SPAC Merger (each as defined below), DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to PubCo (the “Share Transfer”) in exchange for 30,935,563 PubCo Class A ordinary shares (the “Transfer Payment Shares”) pursuant to a Share Purchase Agreement, (ii) prior to the Company Amalgamation and SPAC Merger (each as defined below), DDPC will transfer to Hotel101 Global certain real estate-related properties free and clear of any encumbrances in exchange for the issuance of ordinary shares in the capital of Hotel101 Global to DDPC (the “Property Transfer”), (iii) Hotel101 Global and Merger Sub 1 will amalgamate, with Hotel101 Global being the surviving entity and becoming a wholly owned subsidiary of PubCo (“Company Amalgamation”) and (iv) the Company will merge with and into Merger Sub 2, with the Company being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “SPAC Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to DDPC, Hotel 101 Worldwide and certain key executives of the Company Parties is an aggregate of $2,300,000,000 which will be paid entirely in stock, comprised of newly issued ordinary shares of PubCo at a price of $10.00 per share (the “Closing Payment Shares”).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

See the Current Report on Form 8-K filed by the Company with the SEC on April 8, 2024 for additional information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 20, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $330,961, which consists of interest income from trust of $559,296 and interest income from bank of $4,945 offset by formation and operational cost of $233,280.

For the three months ended March 31, 2023, we had net loss $663, which consisted of formation and operating costs.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note. As of March 31, 2024, $286,385 remain outstanding under the promissory note with our Sponsor.

On January 23, 2024, the Company consummated its IPO of 5,750,000 Units, which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive one-fourth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,500,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the Private Placement of 240,000 Private Placement Units to the Sponsor, at a price of approximately $10.00 per Private Placement Unit, generating total proceeds of $2,400,000. The Private Placement Units are identical to the public Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Unit Subscription Agreement) until after the completion of the Company’s initial business combination. Such initial purchasers were granted certain registration rights which is governed by a registration rights agreement in connection with the purchase of the Private Placement Units. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Following the closing of the IPO on January 23, 2024, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account.

For the three months ended March 31, 2024, cash used in operating activities was $490,107. Net income of $330,961 was affected by interest earned on investment held in the Trust Account of $559,296. Changes in operating assets and liabilities used $261,772 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $nil.

As of March 31, 2024, we had marketable securities held in the Trust Account of $58,059,296 (including approximately $559,296 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $1,047,202. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter was paid $575,000 for the underwriter’s discount, upon the closing of the IPO. Additionally, the underwriter was entitled 258,750 Representative Shares that were registered in the IPO, for no consideration, subject to the terms of the underwriting agreement. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we have not identified any critical accounting estimates except as described below:

Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,750,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Units), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination

Accordingly, at March 31, 2024 and December 31, 2023, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity (deficit) in the Company’s balance sheets.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our management does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As smaller reporting company we are not required to make disclosures under this Item.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of March 31, 2024, the Company had cash of $1,047,202 and a working capital of $954,927. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statement contained elsewhere in this Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2024, we consummated its IPO of 5,750,000 Units, which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-fourth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,500,000. Maxim Group LLC. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-275176). The Securities and Exchange Commission declared the registration statements effective on January 18, 2024.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the Private Placement of 240,000 Private Placement Units to Winky Investments Limited, the Sponsor, at a price of approximately $10.00 per Private Placement Unit, generating total proceeds of $2,400,000. The Private Placement Units are identical to the units sold in the IPO except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, private placement shares or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination within the allotted 12-month period (or up to 18 months from the completion of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time).

The private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until thirty (30) days after the completion of the Company’s initial Business Combination, except to permitted transferees.

We paid a total of $1,751,700 consisting of $575,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $632,284 of the Representative Shares (as defined in Note 6), and $544,416 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 18, 2024, by and between the Company and Maxim Group LLC.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Rights Agreement, dated January 18, 2024, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreements, dated January 18, 2024, by and between the Company’s officers, directors, shareholders, Winky Investments Limited, and Maxim. (1)
10.2	Investment Management Trust Agreement, dated January 18, 2024, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	A Registration Rights Agreement, dated January 18, 2024, by and among the Company, Winky Investments Limited, and Maxim. (1)
10.4	A Unit Subscription Agreement, dated January 18, 2024, by and between the Company and Winky Investments Limited. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 24, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JVSPAC ACQUISITION CORP.

Date: May 13, 2024	By:	/s/ Albert Wong
	Name:	Albert Wong
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)