Form 10-Q
period 2024-09-30
JVSPAC Acquisition Corp.
filed 2024-11-08
CIK 1866001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 8, 2024, 6,248,750 Class A ordinary shares and 1,437,500 Class B ordinary share were issued and outstanding.

JVSPAC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JVSPAC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash	$844,690	$—
Prepaid expenses and other current assets	124,887	7,650
Total Current Assets	969,577	7,650

Deferred offering costs	—	386,725
Investment held in Trust Account	59,579,851	—
TOTAL ASSETS	$60,549,428	$394,375

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$110,755	$5,312
Accrued offering costs	70,000	200,000
Promissory note – related party	286,385	286,385
Total Liabilities	467,140	491,697

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption 5,750,000 shares and 0 shares issued and outstanding at redemption value of $10.14 and $0 at September 30, 2024 and December 31, 2023, respectively	58,294,518	—

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 498,750 shares issued and outstanding (excluding 5,750,000 subject to possible redemption) at September 30, 2024; none issued and outstanding at December 31, 2023	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding at September 30, 2024 and December 31, 2023 (1)	25,000	25,000
Additional paid-in capital	486,066	—
Retained earnings (Accumulated deficit)	1,276,704	(122,322)
Total Shareholders’ Equity (Deficit)	1,787,770	(97,322)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$60,549,428	$394,375

(1)	Includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 23, 2024, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Operating and formation costs	$149,054	$48,928	$709,844	$50,253
Loss from operations	(149,054)	(48,928)	(709,844)	(50,253)

Other income:
Interest income – Trust	764,667	—	2,079,851	—
Interest income – Bank	11,270	—	29,019	—
Total other income	775,937	—	2,108,870	—

Net income (loss)	$626,883	$(48,928)	$1,399,026	$(50,253)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	5,750,000	—	5,267,336	—

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.16	$—	$0.46	$—

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	1,936,250	1,250,000	1,878,645	1,250,000

Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.16)	$(0.04)	$(0.53)	$(0.04)

(1)	Includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 23, 2024, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2023	—	$—	1,437,500	$25,000	$—	$(122,322)	$(97,322)

Proceeds allocated to Public Rights, net of issuance costs of $83,035	—	—	—	—	2,676,965	—	2,676,965

Sale of 240,000 Private Placement Units, net of issuance costs of $21,813	240,000	—	—	—	2,378,187	—	2,378,187

Issuance of Representative Shares	258,750	—	—	—	632,284	—	632,284

Accretion of carrying value to redemption value	—	—	—	—	(1,477,390)	—	(1,477,390)

Net income	—	—	—	—	—	330,961	330,961
Balance – March 31, 2024	498,750	$—	1,437,500	$25,000	$4,210,046	$208,639	$4,443,685

Accretion of carrying value to redemption value	—	—	—	—	(1,857,601)	—	(1,857,601)

Net income	—	—	—	—	—	441,182	441,182
Balance – June 30, 2024	498,750	$—	1,437,500	$25,000	$2,352,445	$649,821	$3,027,266

Accretion of carrying value to redemption value	—	—	—	—	(1,866,379)	—	(1,866,379)

Net income	—	—	—	—	—	626,883	626,883
Balance – September 30, 2024	498,750	$—	1,437,500	$25,000	$486,066	$1,276,704	$1,787,770

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B Ordinary Shares(1)		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	1,437,500	$25,000	$—	$(45,495)	$(20,495)

Net loss	—	—	—	(663)	(663)
Balance – March 31, 2023	1,437,500	$25,000	$—	$(46,158)	$(21,158)

Net loss	—	—	—	(662)	(662)
Balance – June 30, 2023	1,437,500	$25,000	$—	$(46,820)	$(21,820)

Net loss	—	—	—	(48,928)	(48,928)
Balance – September 30, 2023	1,437,500	$25,000	$—	$(95,748)	$(70,748)

(1)	Includes up to 187,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On January 23, 2024, Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1,399,026	$(50,253)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Interest earned on investments held in Trust Account	(2,079,851)	—
Operating expenses paid by Sponsor from issuance of Promissory Note	—	50,253
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(117,237)	—
Accounts payable and accrued expenses	105,443	—
Net cash used in operating activities	(692,619)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(57,500,000)	—
Net cash used in investing activities	(57,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	57,500,000	—
Payment of underwriting commissions	(575,000)	—
Proceeds from sale of Private Placement Units	2,400,000	—
Payment of offering costs	(287,691)	—
Net cash provided by financing activities	59,037,309	—

Net Change in Cash	844,690	—
Cash – Beginning of period	—	—
Cash – End of period	$844,690	$—

Non-Cash investing and financing activities:
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$5,201,370	$—
Offering costs included in accrued offering costs	$70,000	$—
Representative shares issued and charged to offering costs	$632,284	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

As of September 30, 2024, the Company had not commenced any operations. All activities for the period from April 20, 2021 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (the “IPO” or “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On April 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement” and, as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) Hotel101 Global Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Global”), (ii) Hotel of Asia, Inc., a company with limited liability incorporated under the laws of the Philippines (“Hotel of Asia” and together with Hotel101 Global, the “Target Parties”), (iii) DoubleDragon Corporation, a company incorporated under the laws of the Philippines and listed on the Philippine Stock Exchange, Inc. (“DoubleDragon”); (iv) DDPC Worldwide Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of DoubleDragon (“DDPC”), (v) Hotel101 Worldwide Private Limited, a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Worldwide”, and together with DDPC, and DoubleDragon, the “Principal Shareholders”), (vi) Hotel101 Global Holdings Corp., an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of DoubleDragon (“PubCo”), (vii) HGHC 4 Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (viii) HGHC 3 Corp., a British Virgin Islands business company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”). Pursuant to the Merger Agreement, among other things, (i) prior to the Company Amalgamation and SPAC Merger (each as defined below), DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to PubCo (the “Share Transfer”) in exchange for 30,935,563 PubCo Class A ordinary shares (the “Transfer Payment Shares”) pursuant to a Share Purchase Agreement, (ii) prior to the Company Amalgamation and SPAC Merger (each as defined below), DDPC will transfer to Hotel101 Global certain real estate-related properties free and clear of any encumbrances in exchange for the issuance of ordinary shares in the capital of Hotel101 Global to DDPC (the “Property Transfer”), (iii) Hotel101 Global and Merger Sub 1 will amalgamate, with Hotel101 Global being the surviving entity and becoming a wholly owned subsidiary of PubCo (“Company Amalgamation”) and (iv) the Company will merge with and into Merger Sub 2, with the Company being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “SPAC Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to DDPC, Hotel 101 Worldwide and certain key executives of the Target Parties is an aggregate of $2,300,000,000 which will be paid entirely in stock, comprised of newly issued ordinary shares of PubCo at a price of $10.00 per share (the “Closing Payment Shares”).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

See the Current Report on Form 8-K filed by the Company with the SEC on April 8, 2024 for additional information.

On September 3, 2024, the Company entered into the First Amendment to Agreement and Plan of Merger (the “First Amendment”) with the Target Parties, the Principal Shareholders, PubCo, Merger Sub 1 and Merger Sub 2, that amended and modified the Original Merger Agreement. Pursuant to the First Amendment, (i) prior to the SPAC Merger and the Company Amalgamation, DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to Hotel101 Global, in exchange for the issuance of 1,987,239 Hotel101 Global Shares, (ii) at the Company Amalgamation Effective Time, Hotel101 Global and Merger Sub 1 shall amalgamate and continue as one company, with Hotel101 Global being the surviving entity, and as a wholly owned subsidiary of PubCo, (iii) at the SPAC Merger Effective Time, Merger Sub 2 shall merge with and into the Company with the Company being the surviving entity, and a wholly owned subsidiary of PubCo, (iv) the definitions and provisions of “Closing Payment Shares”, “Consideration Shares”, “Hotel101 Global Shareholder Approval” and “Share Purchase Agreement” were amended, (v) at the Company Amalgamation Effective Time, each of Hotel101 Global Shares issued and outstanding immediately prior to the Company Amalgamation Effective Time shall automatically be cancelled in exchange for the right to receive one PubCo Ordinary Share to be issued on the Closing Date, aggregating to 195,500,000 PubCo Ordinary Shares in total, (vi) certain representations and warranties of the parties and certain covenants regarding D&O Tail Insurance, financial statements, minority shareholder rights, and other matters were amended, (vii) if the Closing is not expected to occur by January 23, 2025 and termination of the Merger Agreement has not occurred, then Hotel101 Global shall deposit into the Company’s working capital account US$2,000,000 to extend the existence and cover certain expenses of the Company, as further described in the First Amendment, (viii) modifications were made to the termination provisions and the Termination Fee was increased to US$2,000,000, and (ix) certain schedules and exhibits to the Original Merger Agreement were amended.

See the Current Report on Form 8-K filed by the Company with the SEC on September 5, 2024 for additional information.

Going Concern

As of September 30, 2024, the Company had cash of $844,690 and a working capital of $502,437. The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. As of September 30, 2024, the balance of $286,385 under the promissory note remained unpaid and will be due as demanded.

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

The Company initially has until January 23, 2025 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 12-month period from the date the unaudited condensed financial statements were issued. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 23, 2025 (assume no extensions).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $844,690 and $0 in cash, and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

Investment Held in Trust Account

At September 30, 2024, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. At December 31, 2023, there were no assets held in the Trust Account. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these trading securities are included in dividends, interest earned, and unrealized gain on investments held in the Trust Account in the accompanying statements of operations and are automatically reinvested therefore are considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. The fair value for these trading securities is determined using available market information.

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

Accordingly, at September 30, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity (deficit) in the Company’s balance sheets.

At September 30, 2024, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds Allocated to Public Rights	(2,760,000)
Allocation of offering costs related to redeemable shares	(1,646,852)
Plus:
Accretion of carrying value to redemption value	1,477,390
Class A Ordinary Shares subject to possible redemption, March 31, 2024	$54,570,538
Plus:
Accretion of carrying value to redemption value	1,857,601
Class A Ordinary Shares subject to possible redemption, June 30, 2024	$56,428,139
Plus:
Accretion of carrying value to redemption value	1,866,379
Class A Ordinary Shares subject to possible redemption, September 30, 2024	$58,294,518

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. The rights are exercisable to purchase 1,497,500 Class A Ordinary Shares in the aggregate. The 187,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters were not included in the calculation of weighted average shares outstanding until the fully exercise of the over-allotment by the underwriters on January 23, 2024. As of September 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$626,883	$(48,928)	$1,399,026	$(50,253)
Remeasurement for ordinary shares subject to redemption	(1,866,380)	—	(5,201,371)	—
Net loss including accretion of ordinary shares to redemption value	$(1,239,497)	$(48,928)	$(3,802,345)	$(50,253)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
		Non- Redeemable Class A		Non- Redeemable Class A		Non- Redeemable Class A		Non- Redeemable Class A
	Redeemable Class A	And Class B	Redeemable Class A	And Class B	Redeemable Class A	And Class B	Redeemable Class A	And Class B
Basic net loss per share:
Numerator:
Net loss	$(927,254)	$(312,243)	$—	$(48,928)	$(2,802,726)	$(999,619)	$—	$(50,253)
Remeasurement for ordinary shares subject to redemption	1,866,380	—	—	—	5,201,371	—	—	—
Allocation of net income (loss)	$939,126	$(312,243)	$—	$(48,928)	$2,398,645	$(999,619)	$—	$(50,253)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,936,250	—	1,250,000	5,267,336	1,878,645	—	1,250,000
Basic and diluted net income (loss) per share	$0.16	$(0.16)	$—	(0.04)	$0.46	$(0.53)	$—	$(0.04)

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO. As of September 30, 2024, the balance of $286,385 under the promissory note remained unpaid and will be due as demanded.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Directors Compensation

The Company has entered into a letter agreement pursuant to which it will also pay each of its independent directors $1,000 per annum, for an aggregate total of $3,000 per annum as remuneration. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these yearly fees. As of September 30, 2024 the Company paid an aggregate of $3,000 for such expenses, which was reported as consulting expense in the accompanying statement of operations. As of September 30, 2023, the Company did not accrue any amount for such expenses.

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

Underwriter Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an additional 750,000 Units to cover over-allotments, if any. The underwriter exercised the over - allotment option in fully upon the closing of the IPO.

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

Merger Agreement

On April 8, 2024, the Company entered into the Original Merger Agreement with (i) Hotel101 Global, (ii) Hotel of Asia (and together with Hotel101 Global, the “Target Parties”), (iii) DoubleDragon; (iv) DDPC, (v) Hotel101 Worldwide, and together with DDPC, and DoubleDragon, the Principal Shareholders, (vi) PubCo, (vii) Merger Sub 1, and (viii) Merger Sub 2. Pursuant to the Merger Agreement, among other things, (i) prior to the Company Amalgamation and SPAC Merger (each as defined below), DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to PubCo in exchange for 30,935,563 PubCo Class A ordinary shares pursuant to a Share Purchase Agreement, (ii) prior to the Company Amalgamation and SPAC Merger (each as defined below), DDPC will transfer to Hotel101 Global certain real estate-related properties free and clear of any encumbrances in exchange for the issuance of ordinary shares in the capital of Hotel101 Global to DDPC, (iii) Hotel101 Global and Merger Sub 1 will amalgamate, with Hotel101 Global being the surviving entity and becoming a wholly owned subsidiary of PubCo and (iv) the Company will merge with and into Merger Sub 2, with the Company being the surviving entity and becoming a wholly owned subsidiary of PubCo. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to DDPC, Hotel 101 Worldwide and certain key executives of the Target Parties is an aggregate of $2,300,000,000 which will be paid entirely in stock, comprised of newly issued ordinary shares of PubCo at a price of $10.00 per share.

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

See the Current Report on Form 8-K filed by the Company with the SEC on April 8, 2024 for additional information.

First Amendment to Merger Agreement

On September 3, 2024, the Company entered into the First Amendment with the Target Parties, the Principal Shareholders, PubCo, Merger Sub 1 and Merger Sub 2, that amended and modified the Original Merger Agreement. Pursuant to the First Amendment, (i) prior to the SPAC Merger and the Company Amalgamation, DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to Hotel101 Global, in exchange for the issuance of 1,987,239 Hotel101 Global Shares, (ii) at the Company Amalgamation Effective Time, Hotel101 Global and Merger Sub 1 shall amalgamate and continue as one company, with Hotel101 Global being the surviving entity, and as a wholly owned subsidiary of PubCo, (iii) at the SPAC Merger Effective Time, Merger Sub 2 shall merge with and into the Company with the Company being the surviving entity, and a wholly owned subsidiary of PubCo, (iv) the definitions and provisions of “Closing Payment Shares”, “Consideration Shares”, “Hotel101 Global Shareholder Approval” and “Share Purchase Agreement” were amended, (v) at the Company Amalgamation Effective Time, each of Hotel101 Global Shares issued and outstanding immediately prior to the Company Amalgamation Effective Time shall automatically be cancelled in exchange for the right to receive one PubCo Ordinary Share to be issued on the Closing Date, aggregating to 195,500,000 PubCo Ordinary Shares in total, (vi) certain representations and warranties of the parties and certain covenants regarding D&O Tail Insurance, financial statements, minority shareholder rights, and other matters were amended, (vii) if the Closing is not expected to occur by January 23, 2025 and termination of the Merger Agreement has not occurred, then Hotel101 Global shall deposit into the Company’s working capital account US$2,000,000 to extend the existence and cover certain expenses of the Company, as further described in the First Amendment, (viii) modifications were made to the termination provisions and the Termination Fee was increased to US$2,000,000, and (ix) certain schedules and exhibits to the Original Merger Agreement were amended.

See the Current Report on Form 8-K filed by the Company with the SEC on September 5, 2024 for additional information.

NOTE 7 — SHAREHOLDER’S EQUITY (DEFICIT)

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of September 30, 2024 and December 31, 2023, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of September 30, 2024 and December 31, 2023, there were 498,750 and no Class A ordinary shares issued or outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On April 20, 2021, the Company’s Sponsor paid $25,000, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares with no par value, 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On January 23, 2024, the underwriters exercised their over-allotment option in full, hence, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2024 and December 31, 2023, there were 1,437,500 Class B ordinary shares issued or outstanding.

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

Rights — As of September 30, 2024, there were 5,990,000 rights outstanding. At December 31, 2023, there were no right outstanding. Each holder of a right will receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/4 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024
Assets:
Marketable securities held in Trust Account	1	$59,579,851

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

On April 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”, as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) Hotel101 Global Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Global”), (ii) Hotel of Asia, Inc., a company with limited liability incorporated under the laws of the Philippines (“Hotel of Asia” and together with Hotel101 Global, the “Target Parties”), (iii) DoubleDragon Corporation, a company incorporated under the laws of the Philippines and listed on the Philippine Stock Exchange, Inc. (“DoubleDragon”); (iv) DDPC Worldwide Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of DoubleDragon (“DDPC”), (v) Hotel101 Worldwide Private Limited, a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Worldwide”, and together with DDPC, and DoubleDragon, the “Principal Shareholders”), (vi) Hotel101 Global Holdings Corp., an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of DoubleDragon (“PubCo”), (vii) HGHC 4 Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (viii) HGHC 3 Corp., a British Virgin Islands business company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”). Pursuant to the Merger Agreement, (i) prior to the Company Amalgamation and SPAC Merger (each as defined below), DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to PubCo (the “Share Transfer”) in exchange for 30,935,563 PubCo Class A ordinary shares (the “Transfer Payment Shares”) pursuant to a Share Purchase Agreement, (ii) prior to the Company Amalgamation and SPAC Merger (each as defined below), DDPC will transfer to Hotel101 Global certain real estate-related properties free and clear of any encumbrances in exchange for the issuance of ordinary shares in the capital of Hotel101 Global to DDPC (the “Property Transfer”), (iii) Hotel101 Global and Merger Sub 1 will amalgamate, with Hotel101 Global being the surviving entity and becoming a wholly owned subsidiary of PubCo (“Company Amalgamation”) and (iv) the Company will merge with and into Merger Sub 2, with the Company being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “SPAC Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to DDPC, Hotel 101 Worldwide and certain key executives of the Target Parties is an aggregate of $2,300,000,000 which will be paid entirely in stock, comprised of newly issued ordinary shares of PubCo at a price of $10.00 per share (the “Closing Payment Shares”).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

See the Current Report on Form 8-K filed by the Company with the SEC on April 8, 2024 for additional information.

First Amendment to Merger Agreement

On September 3, 2024, the Company entered into the First Amendment with the Target Parties, the Principal Shareholders, PubCo, Merger Sub 1 and Merger Sub 2, that amended and modified the Original Merger Agreement. Pursuant to the First Amendment, (i) prior to the SPAC Merger and the Company Amalgamation, DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to Hotel101 Global, in exchange for the issuance of 1,987,239 Hotel101 Global Shares, (ii) at the Company Amalgamation Effective Time, Hotel101 Global and Merger Sub 1 shall amalgamate and continue as one company, with Hotel101 Global being the surviving entity, and as a wholly owned subsidiary of PubCo, (iii) at the SPAC Merger Effective Time, Merger Sub 2 shall merge with and into the Company with the Company being the surviving entity, and a wholly owned subsidiary of PubCo, (iv) the definitions and provisions of “Closing Payment Shares”, “Consideration Shares”, “Hotel101 Global Shareholder Approval” and “Share Purchase Agreement” were amended, (v) at the Company Amalgamation Effective Time, each of Hotel101 Global Shares issued and outstanding immediately prior to the Company Amalgamation Effective Time shall automatically be cancelled in exchange for the right to receive one PubCo Ordinary Share to be issued on the Closing Date, aggregating to 195,500,000 PubCo Ordinary Shares in total, (vi) certain representations and warranties of the parties and certain covenants regarding D&O Tail Insurance, financial statements, minority shareholder rights, and other matters were amended, (vii) if the Closing is not expected to occur by January 23, 2025 and termination of the Merger Agreement has not occurred, then Hotel101 Global shall deposit into the Company’s working capital account US$2,000,000 to extend the existence and cover certain expenses of the Company, as further described in the First Amendment, (viii) modifications were made to the termination provisions and the Termination Fee was increased to US$2,000,000, and (ix) certain schedules and exhibits to the Original Merger Agreement were amended.

See the Current Report on Form 8-K filed by the Company with the SEC on September 5, 2024 for additional information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 20, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $626,883, which consists of interest income from trust of $764,667 and interest income from bank of $11,270 offset by formation and operational cost of $149,054.

For the nine months ended September 30, 2024, we had a net income of $1,399,026, which consists of interest income from trust of $2,079,851 and interest income from bank of $29,019 offset by formation and operational cost of $709,844.

For the three months ended September 30, 2023, we had net loss $48,928, which consisted of formation and operating costs.

For the nine months ended September 30, 2023, we had net loss $50,253, which consisted of formation and operating costs.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the Founder Shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note. As of September 30, 2024, the balance of $286,385 under the promissory note remained unpaid and will be due as demanded.

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

For the nine months ended September 30, 2024, cash used in operating activities was $692,619. Net income of $1,399,026 was affected by interest earned on investment held in the Trust Account of $2,079,851. Changes in operating assets and liabilities used $11,794 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $nil.

As of September 30, 2024, we had marketable securities held in the Trust Account of $59,579,851 (including approximately $2,079,851 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $844,690. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

Pursuant to the underwriting agreement entered into on January 18, 2024, we issued to Maxim Partners LLC and/or its designees (“Maxim”), 258,750 ordinary shares (inclusive of the exercise of the underwriter’s over-allotment option in full) (the “Representative Shares”) at the closing of the IPO. Maxim has agreed not to transfer, assign or sell any such Representative Shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such Representative Shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as stockholders’ equity. The Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,750,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Units), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination

Accordingly, at September 30, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity (deficit) in the Company’s balance sheets.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

As of September 30, 2024, the Company had cash of $844,690 and a working capital of $502,437. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statement contained elsewhere in this Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

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

JVSPAC ACQUISITION CORP.

Date: November 8, 2024	By:	/s/ Albert Wong
	Name:	Albert Wong
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)