Form 10-K
period 2024-12-31
JVSPAC Acquisition Corp.
filed 2025-03-06
CIK 1866001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $62,611,175.

As of March 6, 2025, 6,248,750 Class A ordinary shares and 1,437,500 Class B ordinary shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

JVSPAC ACQUISITION CORP.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on January 19, 2024 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Forward-looking statements in this report may include, for example, statements about our:

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We do not intend and we do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

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

Merger Agreement

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

The foregoing description of the Original Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Original Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 8, 2024, and incorporated by reference herein.

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

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the First Amendment, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on September 5, 2024, and incorporated by reference herein.

Background and Competitive Strengths

We believe the experience and network of relationships of our management and director team will give us advantages in sourcing, structuring and consummating a business combination. We believe that our team has a diverse set of skills, including experience across business development, entrepreneurship, investment, finance and marketing, which will provide us access to proprietary deals, assist us in identifying and evaluating a target, manage risk and effect a successful business combination. However, none of our management and director team is obligated to remain with the company after an acquisition transaction, and we cannot provide assurance that the resignation or retention of our current management will be a term or condition in any agreement relating to an acquisition transaction. Moreover, despite the competitive advantages we believe we have, we remain subject to significant competition with respect to identifying and executing an acquisition transaction.

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

Our management team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate.

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

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will complete our initial business combination within 15 months from the closing of the IPO (or up to 18 months from the closing of the IPO, if we decide to extend the period of time to consummate a business combination). If we are unable to consummate our initial business combination within the time period specified in our amended and restated memorandum and articles of association, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Business Companies Act, 2004 of the British Virgin Islands, as amended (the “Companies Act”).

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

However, if our initial shareholder, or any of our officers, directors or affiliates acquire public shares in or after the initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to the Representative Shares, Founder Shares or private placement units, which will expire worthless in the event we do not consummate our initial business combination within the required time period. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

Although we will seek to have all vendors (except for our Independent Registered Public accountants), service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with a third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account or any amount that may be deposited into the trust account to extend the date by which the Company has to complete a business combination, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within 15 months of the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the time period specified in our amended and restated memorandum and articles of association, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Potential Legal and Operational Risks Associated with Acquiring a Company that does Business in China

As a British Virgin Islands company with no material operations of our own, we conduct our operations through our principal executive office in Hong Kong and our sponsor and its affiliate(s) as well as certain of our current executive officers and directors are located in or have significant ties to the People’s Republic of China and/or Hong Kong (collectively, the “PRC” or “China”). Because we are based in Hong Kong, we face various legal and operational risks and uncertainties associated with doing business in China that are described in further detail below.

None of the parties to the Merger Agreement are PRC entities. However, there is no assurance that we will be able to complete the transactions contemplated by the Merger Agreement. In the event that we fail to complete the transactions contemplated by the Merger Agreement, we may pursue or consummate an initial business combination with a company located or doing business in the PRC. If our target company is a PRC company, the combined company may face various legal and operational risks and uncertainties after the business combination, including, without limitation, regulatory review of overseas listing of PRC companies, restrictions on foreign ownership in certain industries, regulatory changes in the variable interest entity (the “VIE”) structure, including the validity and enforcement of the agreements in connection with such a VIE structure, if our target company is required to use such VIE structure. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard, or if our PRC target company fails to comply with their rules and regulations. Further, if the PRC target company uses a VIE structure, we will be subject to certain legal and operational risks associated with VIE’s operations in the PRC. Specifically, if the Chinese regulatory authorities disallows the VIE structure in the future, it will likely result in a material change in our financial performance and our results of operations and/or the value of our securities post business combination with a PRC target, which could cause the value of our securities to significantly decline or become worthless.

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

The PRC government also initiated a series of regulatory actions and statements to regulate business operations in China, including adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, according to the New Measures for Cybersecurity Review (the “New Measures”) effective on February 15, 2022, network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. We currently face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, and cybersecurity and data privacy. The PRC government may also intervene with or influence our or the combined company’s operations as the government deems appropriate to further regulatory, political and societal goals. Any such action, once taken by the PRC government, could result in a material change in our operations, including our search for a target business, and make it more difficult and costly for us to consummate a business combination with a target business operating in China, result in material changes in the combined company’s post-combination operations and cause the value of our securities or those of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder our ability or the ability of the combined company to offer or continue to offer securities to investors.

On December 24, 2021, the CSRC released for public comments Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Draft Overseas Listing Regulations”). On February 17, 2023, the China Securities Regulatory Commission (the “CSRC”) released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which came into effect on March 31, 2023. On the same date of the issuance of the Trial Measures, the CSRC circulated No. 1 to No. 5 Supporting Guidance Rules, the Notes on the Trial Measures, the Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and the relevant CSRC Answers to Reporter Questions on the official website of the CSRC, or collectively, the Guidance Rules and Notice. The Trial Measures, together with the Guidance Rules and Notice, reiterate the basic supervision principles as reflected in the Draft Overseas Listing Regulations by providing substantially the same requirements for filings of overseas offering and listing by domestic companies, yet made the following updates compared to the Draft Overseas Listing Regulations: (a) further clarification of the circumstances prohibiting overseas issuance and listing; (b) further clarification of the standard of indirect overseas listing under the principle of substance over form, and (c) adding more details of filing procedures and requirements by setting different filing requirements for different types of overseas offering and listing. If we consummate our initial business combination with a PRC target company, pursuant to the Trial Measures and, the Guidance Rules and Notice, the PRC target company that seeks to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC within three working days following its submission of initial public offerings or listing application.

If we consummate our initial business combination with a PRC target company, we may operate in the PRC primarily through our PRC subsidiaries. We may also adopt a series of contractual arrangements with the VIEs in the PRC, in which case (i) the VIEs will be PRC-based operations companies and our PRC subsidiaries will be shell companies and (ii) investors in our securities will not and may never directly own equity interest in the VIEs but will instead hold equity interest in a holding company of our PRC subsidiaries. Under the VIE arrangement, the dividends or other distributions to be paid by our PRC subsidiaries to their overseas holding company will depend on such PRC subsidiaries’ entitlement to substantially all of the economic benefits of the VIEs, which are typically in the form of services fees or license fees payable by the VIEs to our PRC subsidiaries under various VIE agreements. Such contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE and we may be adversely affected if we experience difficulties in settling the amounts owed to our PRC subsidiaries by the VIEs. All of these contractual arrangements may be governed by and interpreted in accordance with PRC law, and disputes arising from these contractual arrangements may be resolved in court or through arbitration in China. However, the legal environment in the PRC is not as developed as in some other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. There are very few precedents and little official guidance as to how contractual arrangements should be interpreted or enforced under PRC law. The contractual arrangements have not been tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration or court decisions should legal action become necessary.

Currently, we are a single entity and do not make any internal cash transfers. However, if our organizational structure expands, or if we acquire a PRC target company which does not require a VIE structure, we may transfer funds to the PRC target company through an increase in the registered capital of or a shareholder loan to the PRC target company. The PRC target company may in turn make distributions or pay dividends to us. If we acquire a PRC target company which requires a VIE structure, the post-combination entity may rely on payments made from the VIE to a wholly foreign-owned enterprise (the “WFOE”) and subsequently the WFOE distributes funds to the post-combination entity as dividends, and cash to the PRC target company could be transferred through our organization in the manner as follows: (i) the holding company may transfer funds to WFOE, via additional capital contributions or shareholder loans, as the case may be; and (ii) the WFOE may provide loans to the PRC target company, subject to statutory limits and restrictions. If our organizational structure expands, or if we acquire a company based in China, to the extent that we or the combined company in the future seeks to fund the business through distributions, dividends, or transfers of funds among and between the holding company and subsidiaries, any such transfer of funds within and among the subsidiaries will be subject to PRC regulations. Specifically, investment in Chinese companies is governed by the Foreign Investment Law, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payments to parties outside of China, and any transfer of funds among the PRC subsidiaries is subject to regulations on private lending and must be permitted thereunder. Additionally, the PRC government may impose controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. In order for the combined company to pay dividends to its shareholders, the combined company will rely on payments made from the PRC subsidiaries of the combined company and the distribution of such payments to the combined company as dividends from the PRC subsidiaries of the combined company. The dividends and distributions from a PRC subsidiary will be subject to regulations and restrictions on dividends and payments to parties outside of China and the combined company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its subsidiaries, if any.

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

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”), the United States Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On December 15, 2022, the PCAOB announced that PCAOB has secured complete access to inspect and investigate public accounting firms headquartered in mainland China and Hong Kong, and vacated previous determinations to the contrary. However, uncertainties exist with respect to the implementation of this framework and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Protocol. Should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access — in any way and at any point in the future — the Board of PCAOB will act immediately to consider the need to issue a new determination. Our independent accountant, Marcum Asia CPAs LLP (“Marcum Asia”), is a United States accounting firm based in New York City and is subject to regular inspection by the PCAOB. Marcum Asia is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a SPAC, our current business activities only involve preparation of the IPO and searching for targets and consummation of a business combination. Marcum Asia has access to our books and records maintained virtually prior to the consummation of a business combination.

Notwithstanding the foregoing, in the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and the trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited and our securities may be delisted by such exchange under the HFCAA. On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the Commission is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market. If the combined company’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of the securities on any U.S. national securities exchanges as well as any over-the-counter trading in the U.S. will be prohibited and our securities may be delisted by such exchange.

Furthermore, there may be difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us based on foreign laws. Certain of our current executive officers and directors are located in, or have significant ties to, China. Also, if we decide to consummate our initial business combination with a target business based in and primarily operating in China, it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the United States. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with effective service of process, it may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against the officers and directors predicated upon the civil liability provisions of the securities laws of the United States or any state. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment by us against the officers or directors or the future combined company if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

No PRC legal counsel had been retained and consequently the company did not rely on the advice of PRC counsel. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. Furthermore, there would be added costs and issues with bringing an original action in foreign courts against the combined company or the officers and directors to enforce liabilities based upon the U.S. Federal securities laws, and they still may be fruitless.

Potential Approvals from the PRC Governmental Authorities for a Business Combination

Since none of the parties to the Merger Agreement are PRC entities, the transactions contemplated by the Merger Agreement will not be subject to approvals from PRC government authorities. However, there is no assurance that we will be able to complete the transactions contemplated by the Merger Agreement. In the event that we fail to complete the transactions contemplated by the Merger Agreement, we will identify other prospective target businesses. Our efforts in identifying prospective target businesses will not be limited to a particular industry or country, although we intend to focus on businesses in the lifestyle sector, with a focus on technology enabled companies,. There is no restriction on the geographic location for our target search, and it is our intent to pursue targets globally. Though we currently do not have any PRC subsidiary or China operations, we may consummate our initial business combination with a target with principal operations in China and be subject to certain legal and operational risks associated with its operations in the PRC.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules. If we are required to obtain such approvals, we cannot assure we will be able to receive them in a timely manner, or at all.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (the “Opinions”), which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The Opinions also provide that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”), which took effect on March 31, 2023. The Trial Measures supersede the prior M&A Rules and clarified and emphasized several aspects related to securities offerings, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers are required to carry out filing procedures if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

Furthermore, pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Measures for Cybersecurity Review (Draft Revision for Comments) (the “Draft Measures”) released on July 10, 2021 and came into effect on February 15, 2022. The New Measures include data processing activities of network platform operators that affect or may affect national security into cybersecurity review and clarify that network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which is to take effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, it is our management’s understanding that such target business might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL as discussed above, and that such target business needs to go through the cybersecurity review process before effecting a business combination if it is deemed as a critical information infrastructure operator purchasing internet products and services that affects or may affect national security, a network platform operator that affect or may affect national security, or a network platform operator with personal information of more than one million users, we could be subject to PRC cybersecurity review.

No PRC legal counsel has been retained by the Company. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. Uncertainties still exist as to how rules and regulations could be interpreted or implemented in the future, and the opinions stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations.

Transfer of Cash to and from Our Post-Combination Organization If We Acquire a Company Based in China (Post-Business Combination)

We are a blank check company with no subsidiaries and no operations of our own except searching for a suitable target to consummate an initial business combination. As of the date of this annual report, no transfers, dividends, or distribution have been made by us.

Since none of the parties to the Merger Agreement are PRC entities, the transactions contemplated by the Merger Agreement will not be subject to the following PRC rules and requirements. However, there is no assurance that we will be able to complete the transactions contemplated by the Merger Agreement. In the event that we fail to complete the transactions contemplated by the Merger Agreement, and we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company whose securities will be listed on a U.S. stock exchange may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. After the business combination, the combined company’s ability to pay dividends, if any, to the shareholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. If the foreign exchange control regulations prevent the PRC subsidiaries of the combined company from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to pay dividends or repay loans in foreign currencies to their offshore intermediary holding companies and ultimately to the combined company. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the distribution of earnings from our businesses, including subsidiaries, to the parent company and U.S. investors as well as the ability to settle amounts owed under contractual agreements.

Furthermore, the transfer of funds among the PRC subsidiaries are subject to the Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Private Lending Cases (2020 Revision, the “Provisions on Private Lending Cases”), which was issued by the Supreme People’s Court of the People’s Republic of China on August 25, 2015 and amended on August 19, 2020 and December 29, 2020, respectively, to regulate the financing activities between natural persons, legal persons and unincorporated organizations. The Provisions on Private Lending Cases do not apply to the disputes arising from relevant financial services such as loan disbursement by financial institutions and their branches established upon approval by the financial regulatory authorities to engage in lending business. The Provisions on Private Lending Cases set forth that private lending contracts will be deemed invalid under the circumstance that (i) the lender swindles loans from financial institutions for relending; (ii) the lender relends the funds obtained by means of a loan from another profit-making legal person, raising funds from its employees, or illegally taking deposits from the public; (iii) the lender who has not obtained the lending qualification according to the law lends money to any unspecified object of the society for the purpose of making profits; (iv) the lender lends funds to a borrower when the lender knows or should have known that the borrower intended to use the borrowed funds for illegal or criminal purposes; (v) the lending is violations of public orders or good morals; or (vi) the lending violates mandatory provisions of laws or administrative regulations. The Provisions on Private Lending Cases set forth that the People’s Court shall support the interest rates not exceeding four times of the market interest rate quoted for one-year loan at the time the private lending contracts were entered into.

Enforceability of Civil Liabilities

We are incorporated under the laws of the British Virgin Islands a business company with limited liability. The British Virgin Islands has a less developed body of securities laws than the United States and provides less protection for investors. In addition, British Virgin Islands companies may not have standing to sue before the federal courts of the United States.

As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors, to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws.

Our directors and officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States. Further, there is uncertainty if any officers and directors of the post-combination entity will be located outside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws or any state in the United States.

Furthermore, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Extensions and Redemptions

Pursuant to the First Amendment dated September 3, 2024, Hotel101 Global agreed to deposit into the Company’s working capital account $2,000,000 to extend the existence of the Company for up to one year and to cover certain expenses of the Company.

On January 8, 2025, the Company received $2,000,000 from Hotel101 Global, pursuant to the First Amendment. On January 13, 2025, the Company used funds from the amount received and deposited into the Company’s trust account $575,000 (representing $0.10 per Ordinary Share) to extend the combination period from January 23, 2025 to April 23, 2025. The Company can extend for an additional three months with an additional deposit into the Trust Account in the amount of $575,000 ($0.10 per share) on or prior to April 23, 2025.

See the Current Report on Form 8-K filed by the Company with the SEC on January 14, 2025 for additional information.

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

Conflicts of Interest

Each of our sponsors, officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deems necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

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

As of December 31, 2024, the Company had cash of $809,301 and a working capital of $415,647. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our Sponsor, Winky Investments Limited, is a limited liability company incorporated in British Virgin Islands, and is 100% owned by Albert Wong, a non-U.S. person. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. As such, an initial business combination with a U.S. business may be subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

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

Holders of Record

At March 6, 2025, there were 7,686,250 ordinary shares issued and outstanding held by three holders of record (including ordinary shares underlying units). The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our,” or “we” refer to JVSPAC Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

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

Overview

We are a blank check company formed in the British Virgin Islands on April 20, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our efforts to identify and complete a prospective initial business combination target will not be limited to a particular industry or sector.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

On January 23, 2024, we consummated our Initial Public Offering and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were subsequently forfeited. Each Unit consists of one Class A ordinary share and one Right to receive one-fourth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of $57,500,000.

Simultaneously with the closing of the Initial Public Offering and the sale of the Units, we consummated the Private Placement of an aggregate 240,000 Private Placement Units, which included the additional 7,500 Private Placement Units sold pursuant to the full exercise of the underwriters’ option to cover the over-allotment.

Upon closing of the Initial Public Offering, the Private Placement, and the sale of the Over-Allotment Units, a total of $57,500,000 was placed in the Trust Account.

On April 8, 2024, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”, as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) Hotel101 Global Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Global”), (ii) Hotel of Asia, Inc., a company with limited liability incorporated under the laws of the Philippines (“Hotel of Asia” and together with Hotel101 Global, the “Target Parties”), (iii) DoubleDragon Corporation, a company incorporated under the laws of the Philippines and listed on the Philippine Stock Exchange, Inc. (“DoubleDragon”); (iv) DDPC Worldwide Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of DoubleDragon (“DDPC”), (v) Hotel101 Worldwide Private Limited, a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Worldwide”, and together with DDPC, and DoubleDragon, the “Principal Shareholders”), (vi) Hotel101 Global Holdings Corp., an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of DoubleDragon (“PubCo”), (vii) HGHC 4 Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (viii) HGHC 3 Corp., a British Virgin Islands business company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”). Pursuant to the Merger Agreement, (i) prior to the Company Amalgamation and SPAC Merger (each as defined below), DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to PubCo (the “Share Transfer”) in exchange for 30,935,563 PubCo Class A ordinary shares (the “Transfer Payment Shares”) pursuant to a Share Purchase Agreement, (ii) prior to the Company Amalgamation and SPAC Merger (each as defined below), DDPC will transfer to Hotel101 Global certain real estate-related properties free and clear of any encumbrances in exchange for the issuance of ordinary shares in the capital of Hotel101 Global to DDPC (the “Property Transfer”), (iii) Hotel101 Global and Merger Sub 1 will amalgamate, with Hotel101 Global being the surviving entity and becoming a wholly owned subsidiary of PubCo (“Company Amalgamation”) and (iv) we will merge with and into Merger Sub 2, with us being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “SPAC Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to DDPC, Hotel 101 Worldwide and certain key executives of the Target Parties is an aggregate of $2,300,000,000 which will be paid entirely in stock, comprised of newly issued ordinary shares of PubCo at a price of $10.00 per share (the “Closing Payment Shares”).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

The foregoing description of the Original Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Original Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 8, 2024, and incorporated by reference herein.

First Amendment to Merger Agreement

On September 3, 2024, we entered into the First Amendment with the Target Parties, the Principal Shareholders, PubCo, Merger Sub 1 and Merger Sub 2, that amended and modified the Original Merger Agreement. Pursuant to the First Amendment, (i) prior to the SPAC Merger and the Company Amalgamation, DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to Hotel101 Global, in exchange for the issuance of 1,987,239 Hotel101 Global Shares, (ii) at the Company Amalgamation Effective Time, Hotel101 Global and Merger Sub 1 shall amalgamate and continue as one company, with Hotel101 Global being the surviving entity, and as a wholly owned subsidiary of PubCo, (iii) at the SPAC Merger Effective Time, Merger Sub 2 shall merge with and into us with us being the surviving entity, and a wholly owned subsidiary of PubCo, (iv) the definitions and provisions of “Closing Payment Shares”, “Consideration Shares”, “Hotel101 Global Shareholder Approval” and “Share Purchase Agreement” were amended, (v) at the Company Amalgamation Effective Time, each of Hotel101 Global Shares issued and outstanding immediately prior to the Company Amalgamation Effective Time shall automatically be cancelled in exchange for the right to receive one PubCo Ordinary Share to be issued on the Closing Date, aggregating to 195,500,000 PubCo Ordinary Shares in total, (vi) certain representations and warranties of the parties and certain covenants regarding D&O Tail Insurance, financial statements, minority shareholder rights, and other matters were amended, (vii) if the Closing is not expected to occur by January 23, 2025 and termination of the Merger Agreement has not occurred, then Hotel101 Global shall deposit into our working capital account US$2,000,000 to extend the existence and cover certain expenses of us, as further described in the First Amendment, (viii) modifications were made to the termination provisions and the Termination Fee was increased to US$2,000,000, and (ix) certain schedules and exhibits to the Original Merger Agreement were amended.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the First Amendment, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed on September 5, 2024, and incorporated by reference herein.

On January 8, 2025, we received $2,000,000 from Hotel101 Global. Using the funds received from Hotel 101 Global, we deposited $575,000 into the Trust Account on January 13, 2025, extending the time available to consummate a Business Combination for an additional three (3) months, from January 23, 2025 to April 23, 2025. The Company can extend for an additional three months with an additional deposit into the Trust Account in the amount of $575,000 ($0.10 per share) on or prior to April 23, 2025.

There is no assurance that the Company will complete its initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2024, The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest.

We generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2024, we had net income of $2,002,561, which consists of interest income from trust of $2,770,176 and interest income from bank of $38,491, partially offset by operation loss of $806,106 derived from formation and operating costs.

For the year ended December 31, 2023, we had a net loss of $76,827, which consists of operating loss of $76,827 derived from formation and operating costs.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to completion of the IPO through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note, and net proceeds from the IPO of approximately $1.5 million that were not required to be deposit into the Trust Account. As of December 31, 2024, we had borrowed $286,385 under the promissory note with our sponsor, which remained unpaid and will be due as demanded. As of the date of this filing, the Sponsor has not demanded repayment.

On January 23, 2024, we consummated its IPO of 5,750,000 Units, which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive one-fourth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,500,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the Private Placement of 240,000 Private Placement Units to the Sponsor, at a price of approximately $10.00 per Private Placement Unit, generating total proceeds of $2,400,000. The Private Placement Units are identical to the public Units sold in the IPO. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Unit Subscription Agreement) until after the completion of our initial business combination. Such initial purchasers were granted certain registration rights which is governed by a registration rights agreement in connection with the purchase of the Private Placement Units. The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Following the closing of the IPO on January 23, 2024, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a Trust Account.

For the year ended December 31, 2024, net cash used in operating activities was $728,008. Net income of $2,002,561 was affected by interest earned on investment held in the Trust Account of $2,770,176. Changes in operating assets and liabilities provided $39,607 of cash for operating activities.

For the year ended December 31, 2024, net cash used in investing activities was $57,500,00 related to the investment of cash from the proceeds of the IPO.

For the year ended December 31, 2024, net cash provided by financing activities was $59,037,309, which consisted of $57,500,000 from the proceeds of the IPO and $2,400,000 in proceeds from the sales of Private Placement Units, partially offset by $575,000 paid for underwriting commissions and $287,691 paid for offering costs.

For the year ended December 31, 2023, no cash was used in operating activities. All operating expenses were paid by sponsor.

As of December 31, 2024, we had investments held in the Trust Account of $60,270,176 (including approximately $2,770,176 of interest income) consisting of mutual funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $809,301. We intend to use the remaining funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On January 8, 2025, we received $2,000,000 from Hotel101 Global pursuant to the First Amendment to the Merger Agreement. Using the funds received from Hotel 101 Global, we deposited $575,000 into the Trust Account on January 13, 2025, extending the time available to consummate a Business Combination for an additional three (3) months, from January 23, 2025 to April 23, 2025. The Company can extend for an additional three months with an additional deposit into the Trust Account in the amount of $575,000 ($0.10 per share) on or prior to April 23, 2025. There is no assurance that the Business Combination will be completed.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loan”). If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. As of the date of this filing, there are no Working Capital Loans outstanding.

We have incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently April 23, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the registration statement for the IPO and may not exercise its demand rights on more than one occasion. Notwithstanding the above, the shares issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers:

Name	Age	Position
Albert Wong	44	Chief Executive Officer and Chairman
Claudius Tsang	48	Chief Financial Officer and Director
Frank Clifford Chan	41	Director
Alex Lau	34	Director
Krešimir Coric	45	Director

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

Mr. Claudius Tsang has served as our Chief Financial Officer since June 2021 and as our Chief Executive Officer from April 2021 to June 2021 and has served as a member of our Board of Directors since January 2024. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company engages in the leasing and trading of energy saving products in Hong Kong. During his 15-year career at Templeton from 2005 to 2007 and from 2008 to 2020, Mr. Tsang served in various positions, including Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp., from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. Since November 2022, he has served as the Chief Executive Officer, Chief Financial Officer and Chairman of A Paradise Acquisition Corp. He has served, since September 2021, as the Chief Executive Officer, and since July 2024, as the Chief Financial Officer and Chairman of A SPAC III Acquisition Corp. Mr. Tsang has served, from April 2021, as the Chief Executive Officer, and from July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp., until it closed its business combination with NewGenIvf Group Limited in April 2024. He has served as the Chief Financial Officer of A SPAC II Acquisition Corp since July 2021 and as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp since February 2022 and March 2022, respectively, until the company’s dissolution in February 2025. From February 2024 to July 2024, Mr. Tsang served as a director of International Media Acquisition Corp. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2019. Mr. Tsang obtained a postgraduate certificate in sustainable business from the University of Cambridge in 2023, a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder and a Certified ESG Analyst (CESGA) certification holder.

Mr. Frank Clifford Chan is a member of our Board of Directors as of January 2024. Mr. Chan has over 17 years of experience in capital market, strategic transaction structuring, business analysis and corporate finance. Since 2022, Mr. Chan has been providing consultancy in fund raising, corporate finance activities and corporate strategic structuring guidance to private and listed corporations on a project-based basis. From 2018 to 2022, he served as a director of Central China International Capital Limited. During his tenure, Mr. Chan was responsible for corporate financing transactions, including Hong Kong Initial Public Offerings and mergers and acquisitions. From 2011 to 2018, he worked in several Hong Kong-based and mainland-based investment banks. From 2008 to 2011, Mr. Chan worked at Deloitte & Touche Corporate Finance Limited, where he provided corporate restructuring and corporate finance advisory services. In 2006 and 2007, he worked at an asset management firm in Vancouver. During his tenure at these organizations, Mr. Chan gained experience with Initial Public Offerings on Nasdaq and SEHK, fundraising, analysis, and investigations of business operations, financial performance, as well as other project management and deal structuring experiences. Mr. Chan is a Chartered Financial Analyst charterholder from the CFA Institute and a Certified Public Accountant from the American Institute of Certified Public Accountants. He obtained a master’s degree in economics from Simon Fraser University, Vancouver, in 2005 and a bachelor’s degree in finance from Simon Fraser University, Vancouver, in 2003. We believe Mr. Chan is qualified to serve on our Board of Directors based on his experience in the capital markets, strategic transaction structuring, business analysis, and corporate finance.

Mr. Alex Lau is a member of our Board of Directors as of January 2024. Mr. Lau has over a decade of experience in private wealth management, investor relations and business development. Mr. Lau founded and has been serving as Chief Executive Officer to Aiio Audio Limited since 2020, an audio technology business with a focus on headphones that match audio to an individual’s unique hearing profile, where Mr. Lau oversees product development, sales channels and marketing. From 2012 to 2024, Mr. Lau has been serving as an Associate Director at AIA Group Limited, a Hong Kong listed pan-Asian life insurance company (SEHK:1299). During his tenure, he specialized in providing and managing asset portfolios, premium financing, risk management and market analysis services to high-net-worth clients and institutions such as family offices. Since 2021, Mr. Lau founded and has been serving as the interim Chief Executive Officer to Bandberry Limited, a music platform that utilizes blockchain and web3 technology for music streaming, buying and selling shares of songs and music creation. Mr. Lau is responsible for overseeing the platform’s development, fundraising activities, and collaborating with existing platforms and record label. Mr. Lau obtained a degree of Accounting and Management Information Systems from The University of Hertfordshire in 2011. We believe Mr. Lau is qualified to serve as our board of directors based on his wealth management, investor relations and business expertise.

Mr. Krešimir Coric is a member of our Board of Directors. Mr. Coric has almost two decades of experience in global distribution networks establishment, pricing, marketing and sales strategies development, business operations and deal management for luxurious brands and consumables. Since December 2024, Mr. Coric serves as Commercial Director to Carrozzeria Touring Superleggera, an automobile coachbuilder from Milan, Italy. Mr. Coric is responsible for the sales activities as well development of the distribution and dealer’s network globally with the main focus on U.S. and European markets. From 2021 to 2024, Mr. Coric serves as the Chief Commercial and Marketing Officer to Zagato, an Italian design and engineering company that specializes in designing and building high-performance sports cars with collaboration with car manufacturers including Alfa Romeo, Aston Martin and Bentley. Mr. Coric is responsible for managing sales and marketing activities, preparing for strategic rejuvenation, developing sales channels and new retail concept, and supervising development and execution of customer experience programs. From 2016 to 2022, Mr. Coric served as the Head of Global Sales & after Sales of Bugatti Rimac, a joint venture between luxury car manufacturer Bugatti and Croatian electric hypercar company Rimac that produce electric hypercars and other high-performance vehicles under Bugatti brand. During his tenure, Mr. Coric was responsible for establishing global distribution network, maintaining relationship with ultrahigh-net-worth-individuals (“UHNWI”) and business partners, conducting market analysis and developing innovative marketing and sales strategies. From 2011 to 2016, Mr. Coric served as the Business Development Executive for Double A International, a high-quality paper products manufacturing company in Thailand with a global distribution network. During his tenure, Mr. Coric was responsible for establishing the distribution network, executing sales and marketing strategies, and conducting markets analysis. From 2007 to 2010, Mr. Coric served as the Area Brand Manager for Moet Hennessy, a global luxury goods company from Croatia that produces and distributes high-end wines and spirits. During his tenure, Mr. Coric oversaw the establishment and management of retail and HORECA (Hotel/Restaurant/Café) distribution networks, directed market distribution channels, executed sales campaigns, presented and sold luxury products to VIP individuals and managed the overall execution of sales campaigns. From 2003 to 2007, Mr. Coric served as the Executive Assistant to Unit Head of Organization for Security and Co-operation in Europe (OSCE), a regional security organization. Mr. Coric obtained a bachelor’s degree in B.A. Criminology from the University of Zagreb in 2000 and a master’s degree in criminology from the University of Zagreb in 2003. We believe Mr. Coric is qualified to serve as our board of directors based on his experience with sales, marketing, strategic planning, and relationship management.

Number, Terms of Office and Election of Officers and Directors

Our Board of Directors consists of five members. The holder of our outstanding Class B ordinary shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our Class A ordinary shares, including the public shares, will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of our ordinary shares who are eligible to vote and attend and vote in a general meeting our shareholders. Each of our directors will hold office for a four-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by the holder of our outstanding Class B ordinary shares.

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

Our sponsor and its affiliates(s) as well as certain of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest or expectancy in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to complete on a reasonable basis. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination, because our management team has experience in identifying and executing multiple acquisition opportunities simultaneously.

Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. In addition, our sponsor, officers and directors are now, and may in the future, sponsor or participate in the formation of, or become sponsors, an officer or director of, any other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments, may present additional conflicts of interest in determining to which entity a particular business opportunity should be presented, in pursuing an initial business target and in allocating their time to devote to our affairs. Although we have no formal policy in place for vetting potential conflicts of interest, our Board of Directors will review any potential conflicts of interest on a case-by-case basis. In particular, our officers and directors, and affiliates of our officers and directors, are currently sponsoring other blank check companies, and may look for an acquisition target in any location, has a window in which it may complete its initial business combination that overlaps the corresponding window we have.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Maxim (and its designees), our sponsor, officers and directors have agreed to waive their redemption rights with respect to our Founder Shares, Representative’s Shares and public shares in connection with the consummation of our initial business combination. Additionally, Maxim (and its designees), our sponsor, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our initial business combination within 15 months after the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, private placement shares, private placement units, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by our sponsor until the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Since our sponsor and officers and directors may directly or indirectly own ordinary shares and rights following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	If an initial business combination is not completed, the Company will be required to liquidate. In such event, (i) 1,437,500 Class B ordinary shares held by the sponsor, for an aggregate purchase price of approximately $0.017, or $25,000 in the aggregate, and (ii) all 240,000 Private Placement Units, for an aggregate purchase price of $10.00 per units, or $2,400,000 in the aggregate, will be worthless because the sponsor is not entitled to participate in any redemption of distribution from the Trust Account with respect to such securities. The sponsor, its affiliates, or promoters, and members of our management team waived their redemption rights and liquidation rights in connection with the purchase of the Founder Shares and the Private Placement Units and no other consideration was paid for such agreement. Since our Sponsor, its affiliates and promoters, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	The sponsor may make loans from time to time to the Company to fund certain capital requirements. If our sponsor makes any working capital loans, up to $1,150,000 of such loans may be converted into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Since we will not repay such loans if we do not complete a business combination, a conflict of interest may arise

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Albert Wong	Kingsway Cars Limited	Distributor	Chief Executive Officer
	JVSakk Asset Management	Finance	Executive Director
	JVSAKK Capital Corporation	Holding entity	Director
	JVSAKK, Inc	Holding entity	Director
	JVSakk Asia Limited	Finance	Director
	JVSakk Asset Management Limited	Finance	Director
	SAKK Consulting, Inc	Consulting	Director
	Winky Investments Limited	Finance	Director
	EURO-GRAND Company Limited	Holding entity	Director
	Prosper City Holdings Limited	Holding entity	Director
	Kingsbridge Cars Limited	Distributor	Director
	Kingsway Apex Limited	Holding Entity	Director
	Kingsway Apex (China) Limited	Distributor	Director
	Kingsway Apex Productions Limited	Media	Director
	Kingsway K Cars Limited	Distributor	Director
	Kingsway K Cars (China) Limited	Distributor	Director
	Kingsway R Cars Limited	Distributor	Director
	Kingsway B Cars Limited	Distributor	Director
	Isola Capital Group	Finance	Member of the Advisory and Operating Committee
	WS China Holdings Ltd	Aftersales Service	Director
	Cornes Kingsway K.K.	Aftersales Service	Director
	Kingsway Cars Limited	Car dealing	Director
	Kingsway Group Holdings Limited	Investment holding	Director
	Kingsway Cars T Service Limited	Motors repairs	Director
	Kingsway Cars Service Limited	Motors repairs	Director
	Kingsway Marine Limited	Yacht trading	Director
	Kingsway Cars (China) Limited	Investment holding	Director
	Golden Surf Ventures Limited	Investment holding	Director

Claudius Tsang	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Investment Director
	Beijing ReeChain Technology Limited	Blockchain	Director
	A SPAC II Acquisition Corp.	SPAC	Chief Financial Officer
	A SPAC III Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer, Chairman
	A SPAC (HK) Acquisition Corp	SPAC	Chief Executive Officer, Executive Director
	Unity Group Holdings International Limited.	ESG	Non-executive director
	A Paradise Acquisition Corp.	SPAC	Chief Executive Officer, Chairman and Director
	A SPAC (Holdings) Group Corp.	SPAC	Director

Mr. Alex Lau	Emblem and Co Technology Limited	Authentication and Security Solutions	Shareholder
	Aiio Audio Limited	Audio Technology	Founder and CEO
	Bandberry Limited	Music Streaming	Founder and CEO
	Piefetch Limited	Cloud Storage	Founding member
	Noir Group Limited	Interior design	Founding member

Mr. Krešimir Coric	Quantum Solace Consulting	Business Consulting	CEO
	Carrozzeria Touring Superleggera	Automotive	Commercial Director
	Tedson Motors	Automotive	Sales & Marketing Director

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Trading Policies

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

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

Clawback Policy

On January 18, 2024, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recoupment of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and the Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. See Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 6, 2025 the number of Class A ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group. As of March 6, 2025, we had 7,686,250 ordinary shares issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

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

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
WINKY INVESTMENTS LIMITED(2)(3)	1,677,500	21.8%
Albert Wong	1,677,500	—
Claudius Tsang	—	—
Frank Clifford Chan	—	—
Alex Lau	—	—
Krešimir Coric	—	—
All executive officers and directors as a group (5 individuals)	1,677,500	21.8%
Harraden Circle Investments, LLC(4)	479,656	6.24%
Meteora Capital, LLC(5)	593,097	7.72%
Mizuho Financial Group, Inc.(6)	562,054	7.31%
Wolverine Asset Management LLC(7)	475,206	6.18%
AQR Capital Management, LLC(8)	403,700	5.25%
First Trust Capital Management L.P.(9)	630,200	8.20%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is G/F Hang Tak Building 1 Electric Street, Wan Chai Hong Kong.

(2)	Excludes shares issuable pursuant to rights issued in connection with the IPO, as such rights are not exercisable or convertible, as the case may be, until after the consummation of the Company’s initial business combination.

(3)	Our sponsor is controlled by Albert Wong.

(4)

Pursuant to the schedule 13G filed by the reporting person on February 20, 2025. The class A ordinary shares are directly beneficially owned by Harraden Fund and Harraden Special Op Fund, Harraden GP is the general partner to Harraden Fund and Harraden Special Op Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund, Harraden Special Op Fund and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Fund and Harraden Special Op Fund. The address of the reporting person is 299 Park Avenue, 21st Floor, New York, NY 10171.

(5)	Pursuant to the schedule 13G filed by the reporting person on February 14, 2025. The class A ordinary shares are held by Meteora Capital, LLC, a Delaware limited liability company, as investment manager to certain funds and managed accounts. Vik Mittal is the managing member of Meteora Capital, LLC. The address of the reporting person is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(6)	Pursuant to the schedule 13G filed by the reporting person on February 13, 2025. The class A ordinary shares are held by Mizuho Financial Group, Inc., a Japan company. The address of the reporting person is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(7)	Pursuant to the schedule 13G filed by the reporting person on November 14, 2024. The class A ordinary shares are held by Wolverine Asset Management, LLC (“WAM”), an investment adviser. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. The address of the reporting person is c/o Wolverine Asset Management, LLC, 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(8)	Pursuant to the schedule 13G filed by the reporting person on January 31, 2025. The class A ordinary shares are held by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC, and AQR Arbitrage, LLC. The address of the reporting person is c/o One Greenwich Plaza, Greenwich, CT 06830.

(9)	Pursuant to the schedule 13G filed by the reporting person on September 10, 2024. As investment adviser to the client accounts, First Trust Capital Management L.P. (“FTCM”) has the authority to invest the funds of the client accounts in securities as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of the Class A ordinary shares. The address of the reporting person is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

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

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the registration statement for the IPO and may not exercise its demand rights on more than one occasion. Notwithstanding the above, the shares tissued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement units, private placement shares or private placement rights, which will expire worthless if we do not consummate a business combination within the currently allotted 15-month period (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time).

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account in the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024, and the date of this filing, there were no Working Capital Loans outstanding.

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the registration statement for the IPO and may not exercise its demand rights on more than one occasion. Notwithstanding the above, the shares issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $350,000 in loans made to us by our sponsor for working capital purposes;

●	Payment to each of our independent directors of $1,000 per annum, as remuneration to each of our independent directors, for an aggregate of $3,000 to the three independent directors per annum for the duration of their service. Upon completion of our initial business combination or our liquidation, we will cease paying these yearly fees.

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender (as of the date of this filing, no such loans are outstanding);

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

Item 14. Principal Accountant Fees and Services.

Public Accountant Fees and Services

During the period from April 20, 2021 (inception) through December 31, 2024, the firm of Marcum Asia CPAs LLP (“Marcum Asia”), has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our unaudited interim financial statements, and services that are normally provided by Marcum Asia in connection with regulatory filings. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, review of the interim financial statements, the registration statement and other required filings with the SEC for the for the years ended of December 31, 2024 and 2023 were $125,660 and $56,650, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay Marcum Asia for audit-related fees for the years ended December 31, 2024 and 2023.

Tax Fees. We did not pay Marcum Asia for tax compliance, tax planning and tax advice for the year ended December 31, 2024 and 2023.

All Other Fees. We did not pay Marcum Asia for any other fees for the years ended December 31, 2024 and 2023.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated January 18, 2024, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

2.1	Agreement and Plan of Merger dated April 8, 2024 by and among JVSPAC Acquisition Corp., Hotel101 Global Pte. Ltd., Hotel of Asia, Inc., DoubleDragon Corporation, and other named parties therein. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 8, 2024)

2.2	First Amendment to Merger Agreement dated September 3, 2024 by and among JVSPAC Acquisition Corp., Hotel101 Global Pte. Ltd., Hotel of Asia, Inc., DoubleDragon Corporation, and other named parties therein. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 5, 2024)

3.1	Amended and Restated Memorandum and Articles of Association of JVSPAC Acquisition Corp., amended and restated on January 18, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 5, 2024)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 5, 2024)

4.4	Form of Rights Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

4.5	Rights Agreement, dated January 18, 2024, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

4.6***	Description of Securities (incorporated by reference to Exhibit 4.6 of the Form 10-K filed by the issuer on April 1, 2024)

10.1	Letter Agreements by and between the Registrant, Maxim Group LLC and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

10.2	Investment Management Trust Account Agreement, dated January 18, 2024 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

10.3	Registration Rights Agreement, dated January 18, 2024, among the Registrant, Maxim Group LLC, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.3)

10.4	Unit Subscription Agreement, dated January 18, 2024, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 24, 2024)

10.5	Indemnity Agreement, dated January 19, 2024 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 5, 2024)

10.6	Securities Subscription Agreement, dated April 20, 2021, by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on January 5, 2024)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

19.1*	Insider Trading Policy

21***	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Form10-K filed by the issuer on April 1, 2024)

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on April 1, 2024.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on January 5, 2024)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Previously filed.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JVSPAC ACQUISITION CORP.

Dated: March 6, 2025	By:	/s/ Albert Wong
	Name:	Albert Wong
	Title:	Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Albert Wong, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert Wong	Chief Executive Officer and Chairman	March 6, 2025
Albert Wong	(Principal Executive Officer)

/s/ Claudius Tsang	Chief Financial Officer and Director	March 6, 2025
Claudius Tsang	(Principal Accounting and Financial Officer)

/s/ Frank Clifford Chan	Independent Director	March 6, 2025
Frank Clifford Chan

/s/ Alex Lau	Independent Director	March 6, 2025
Alex Lau

/s/ Krešimir Coric	Independent Director	March 6, 2025
Krešimir Coric

JVSPAC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

JVSPAC Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of JVSPAC Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before April 23, 2025 (unless further extended). There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to April 23, 2025 (unless further extended), if at all. The Company also has no approved plan in place to extend the business combination deadline beyond April 23, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs llp

Marcum Asia CPAs llp

We have served as the Company’s auditor since 2021.

New York NY

March 6, 2025

Firm ID: 5395

JVSPAC ACQUISITION CORP.

BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current assets
Cash	$809,301	$—
Prepaid expenses and other current assets	54,261	7,650
Total Current Assets	863,562	7,650

Deferred offering costs	—	386,725
Investment held in Trust Account	60,270,176	—
TOTAL ASSETS	$61,133,738	$394,375

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$91,530	$5,312
Accrued offering costs	70,000	200,000
Promissory note - related party	286,385	286,385
Total Liabilities	447,915	491,697

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 5,750,000 shares and 0 shares issued and outstanding at redemption value of $10.45 and $0 at December 31, 2024 and 2023, respectively	60,086,556	—

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 498,750 shares issued and outstanding (excluding 5,750,000 subject to possible redemption) at December 31, 2024; none issued and outstanding at December 31, 2023	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding at December 31, 2024 and 2023	25,000	25,000
Retained earnings (Accumulated deficit)	574,267	(122,322)
Total Shareholders’ Equity (Deficit)	599,267	(97,322)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$61,133,738	$394,375

The accompanying notes are an integral part of the financial statements.

JVSPAC ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Years Ended December 31
	2024	2023
Formation and operating costs	$806,106	$76,827
Loss from operations	(806,106)	(76,827)

Other income:
Interest income – Trust	2,770,176	—
Interest income – Bank	38,491	—
Total other income	2,808,667	—

Net income (loss)	$2,002,561	$(76,827)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	5,388,661	—

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.61	$—

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	1,893,125	1,250,000

Basic and diluted net loss per share, Non-redeemable Class A and Class B ordinary shares	$(0.69)	$(0.06)

The accompanying notes are an integral part of the financial statements.

JVSPAC ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2022	—	$—	1,437,500	$25,000	$—	$(45,495)	$(20,495)

Net loss	—	—	—	—	—	(76,827)	(76,827)

Balance — December 31, 2023	—	—	1,437,500	25,000	$—	(122,322)	(97,322)

Proceeds allocated to Public Rights, net of issuance costs of $83,035	—	—	—	—	2,676,965	—	2,676,965

Sale of 240,000 Private Placement Units, net of issuance costs of $21,813	240,000	—	—	—	2,378,187	—	2,378,187

Issuance of Representative Shares	258,750	—	—	—	632,284	—	632,284

Accretion of carrying value to redemption value	—	—	—	—	(5,687,436)	(1,305,972)	(6,993,408)

Net income	—	—	—	—	—	2,002,561	2,002,561
Balance — December 31, 2024	498,750	$—	1,437,500	$25,000	$—	$574,267	$599,267

The accompanying notes are an integral part of the financial statements.

JVSPAC ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,002,561	$(76,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,770,176)	—
Operating expenses paid by Sponsor	—	76,827
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46,611)	—
Accounts payable and accrued expenses	86,218	—
Net cash used in operating activities	(728,008)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(57,500,000)	—
Net cash used in investing activities	(57,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	57,500,000	—
Payment of underwriting commissions	(575,000)
Proceeds from sale of Private Placement Units	2,400,000	—
Payment of offering costs	(287,691)	—
Net cash provided by financing activities	59,037,309	—

Net change in cash	809,301	—
Cash, beginning of the period	—	—
Cash, end of the period	$809,301	$—

Supplemental disclosure of non-cash financing activities:
Accrued offering costs paid under the promissory note-related party	$—	$25,690
Offering costs paid by Sponsor under the promissory note-related party	$—	$70,185
Offering costs included in the accrued offering costs and expenses	$70,000	$84,227
Prepaid expense paid by Sponsor under the promissory note-related party	$—	$2,650
Representative Shares issued and charged to offering costs	$632,284	$—
Accretion of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$6,993,408	$—

The accompanying notes are an integral part of the financial statements.

JVSPAC ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

As of December 31, 2024, the Company had not commenced any operations. All activities for the period from April 20, 2021 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (the “IPO” or “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, identifying a target company, entering into the merger agreement described below, and proceeding toward completion of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents, and other investments from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Winky Investments Limited, a British Virgin Islands company (the “Sponsor”).

The registration statement for the Company’s initial public offering (the “Proposed Public Offering”, “Initial Public Offering” or “IPO”) was declared effective on January 18, 2024. On January 19, 2024, the underwriters exercised their over-allotment option in full and purchased 750,000 additional Units. On January 23, 2024, the Company consummated its IPO of 5,750,000 units (“Units”), which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-fourth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,500,000 (see Note 3).

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 240,000 units (the “Private Placement Units”) to the Sponsor, at a price of approximately $10.00 per Private Placement Unit, generating total proceeds of $2,400,000, which is described in Note 4.

Transaction costs amounted to $1,751,700 consisting of $575,000 of underwriting commissions which were paid in cash at the closing date of the IPO, $632,284 of the Representative Shares (as defined in Note 6), and $544,416 of other offering costs.

In conjunction with the IPO, the Company issued to the underwriter 258,750 Class A ordinary shares for no consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”), is included in the offering costs. The Representative Shares were granted on the IPO closing date when the underwriting services are completed. Hence, the Company has determined the valuation of the Representative Shares should be as of IPO closing date. To evaluate the fair value of the representative shares, the Company used the relative fair value of the public share included in each unit and the probability of the business combination. The estimated fair value of the Representative Shares as of the IPO date totaled $632,284.

Following the closing of the IPO on January 23, 2024, an amount of $57,500,000 ($10.00 per Unit) from the proceeds of the sale of the Units in the IPO was placed in a trust account (the “Trust Account”). The funds placed in the Trust Account can be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the IPO and in Note 10).

The Company accounted for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes, if any, as well as required deposits to extend the deadline to complete a Business Combination ever since January 23, 2025.

The Company initially has only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extend the period of time to consummate a Business Combination by 2 extensions of 3 months) (the “Combination Period”) to complete the initial Business Combination. As discussed in Note 10, on January 13, 2025, the Company deposited $575,000 into the Trust Account, extending the time available to consummate a Business Combination for an additional three (3) months, from January 23, 2025 to April 23, 2025. The Company can extend for an additional three months with an additional deposit into the Trust Account in the amount of $575,000 ($0.10 per share) on or prior to April 23, 2025. There is no assurance that the Business Combination will be completed.

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

The underwriters, the Sponsor, officers and directors have agreed to (i) to waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 6) and public shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period). If the Company submits the initial Business Combination to the public shareholders for a vote, the underwriters, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with the Company, to vote any Founder Shares and Representative Shares held by them and any public shares purchased during or after the IPO in favor of the initial Business Combination.

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

Business Combination

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

The Company filed a Form 8-K with the SEC on April 8, 2024 to announce the Merger Agreement.

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

The Company filed a Form 8-K with the SEC on September 5, 2024 to announce the First Amendment.

As described in Note 10, on January 8, 2025, the Company received $2,000,000 from Hotel101 Global. Using the funds received from Hotel 101 Global, the Company deposited $575,000 into the Trust Account on January 13, 2025, extending the time available to consummate a Business Combination for an additional three (3) months, from January 23, 2025 to April 23, 2025. The Company can extend for an additional three months with an additional deposit into the Trust Account in the amount of $575,000 ($0.10 per share) on or prior to April 23, 2025. There is no assurance that the Business Combination will be completed.

Going Concern

As of December 31, 2024, the Company had cash of $809,301 and a working capital of $415,647. Prior to the IPO, the Sponsor agreed to loan the Company, up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. As of December 31, 2024, the balance of $286,385 under the promissory note remained unpaid and will be due as demanded. As of the date of these financial statements, the Sponsor has not demanded repayment.

As described in Note 10, on January 8, 2025, the Company received $2,000,000 from Hotel101 Global to meet Trust funding requirements in connection with one or more extensions on the deadline to complete an initial Business Combination and for working capital purposes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, the Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently April 23, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions and the impact of armed conflicts in Israel and the Gaza Strip and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $809,301 and nil of cash as of December 31, 2024 and 2023, respectively. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

Investment Held in Trust Account

At December 31, 2024, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. At December 31, 2023, there were no assets held in the Trust Account. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these trading securities are included in interest earned on investments held in the Trust Account in the accompanying statements of operations. The fair value for these trading securities is determined using available market information.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with ASC 718, which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the share or the award, as applicable.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied, and the award is forfeited.

Offering Costs associated with Initial Public Offering

Offering costs were $1,751,700 consisting principally of underwriting, legal and other expenses incurred through the balance sheet date that are related to the Public Offering and are charged to shareholders’ equity upon the completion of the Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among Public Shares, Public Rights and Private Placement Units based on the relative fair values of Public Shares, Public Rights and Private Placement Units. To evaluate the fair value of the representative shares, the Company used the relative fair value of the public share included in each unit and the probability of the business combination. Accordingly, $1,646,852 was allocated to Public Shares and charged to temporary equity, and $104,848 was allocated to Public Rights and Private Placement Units and charged to shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,750,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Units), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes, if any, as well as required deposits to extend the deadline to complete a Business Combination ever since January 23, 2025.

Accordingly, at December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity (deficit) in the Company’s balance sheets.

At December 31, 2024, the Class A Ordinary Shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds from the IPO	$57,500,000
Less:
Gross proceeds from the IPO allocated to Public Rights	(2,760,000)
Allocation of offering costs related to redeemable shares	(1,646,852)
Plus:
Accretion of carrying value to redemption value	6,993,408
Class A Ordinary Shares subject to possible redemption, December 31, 2024	$60,086,556

Share Rights

The Company accounts for the Public Rights and private placement rights issued in connection with the IPO and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned values.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. Other than the Investment held in Trust Account, the Company has no other financial instruments reported at fair value on a recurring basis.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends deemed or paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be deemed dividends paid to the public shareholders.

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. The rights are exercisable to purchase 1,497,500 Class A Ordinary Shares in the aggregate. The 187,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters were not included in the calculation of weighted average shares outstanding until the fully exercise of the over-allotment by the underwriters on January 23, 2024. As of December 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2024	2023
Net income (loss)	$2,002,561	$(76,827)
Remeasurement for ordinary shares subject to redemption	(6,993,409)	—
Net loss including accretion of ordinary shares to redemption value	$(4,990,848)	$(76,827)

	For the Years Ended December 31,
	2024		2023
		Non- Redeemable Class A		Non- Redeemable Class A
	Redeemable Class A	And Class B	Redeemable Class A	And Class B
Basic net loss per share:
Numerator:
Net loss	$(3,693,323)	$(1,297,525)	$—	$(76,827)
Remeasurement for ordinary shares subject to redemption	6,993,409	—	—	—
Allocation of net income (loss)	$3,300,086	$(1,297,525)	$—	$(76,827)

Denominator:
Basic and diluted weighted average shares outstanding	5,388,661	1,893,125	—	1,250,000
Basic and diluted net income (loss) per share	$0.61	$(0.69)	$—	(0.06)

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

Transaction costs amounted to $1,751,700 consisting of $575,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $632,284 of the Representative Shares (as defined in Note 6), and $544,416 of other offering costs.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the over-allotment, the Sponsor purchased an aggregate of 240,000 private placement units at a price of $10.00 per unit for an aggregate purchase price of $2,400,000. Each Private Placement Unit was identical to the units sold in the IPO, except as described below.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, private placement shares or private placement rights. The rights will expire worthless if the Company does not consummate a Business Combination within the allotted 12-month period (or up to 18 months from the completion of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time- see Note 10).

The private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until the completion of the Company’s initial Business Combination, except to permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On April 20, 2021, the Company’s Sponsor paid $25,000, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares (the “Founder Shares”) with no par value, 187,500 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On January 23, 2024, the Company consummated its Initial Public Offering and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 187,500 shares of Class B ordinary shares were no longer subject to forfeiture.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO. As of December 31, 2024, the balance of $286,385 under the promissory note remained unpaid and will be due as demanded. As of the date of these financial statements, the Sponsor has not demanded repayment.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2024 and 2023, and the date of these financial statements, the Company had no borrowings under the Working Capital Loans.

Directors Compensation

The Company has entered into a letter agreement pursuant to which it will also pay each of its independent directors $1,000 per annum, for an aggregate total of $3,000 per annum as remuneration. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these yearly fees. For the years ended December 31, 2024 and 2023, the Company paid $3,000 and $nil for such expenses, respectively, which was reported in formation and operating costs in the accompanying statements of operations.

Extension Loans

The Company initially had until 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. As of December 31, 2024 and 2023, and the date of these financial statements, there is no outstanding balance under the Extension Loans.

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

Underwriter Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 750,000 Units to cover over-allotments, if any. The underwriter exercised the over-allotment option in fully upon the closing of the IPO.

The underwriters were paid $575,000 for the underwriter’s discount, upon the closing of the IPO. Additionally, the underwriters were granted 258,750 Class A ordinary shares (the “Representative Shares”) that were registered in the IPO, for no consideration, subject to the terms of the underwriting agreement. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, the underwriter has agreed (and its permitted transferees will agree) (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

The Company filed a Current Report on Form 8-K with the SEC on April 8, 2024 to report this event.

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

The Company filed a Current Report on Form 8-K with the SEC on September 5, 2024 to report this event.

On January 8, 2025, the Company received $2,000,000 from Hotel101 Global. Using the funds received from Hotel 101 Global, the Company deposited $575,000 into the Trust Account on January 13, 2025, extending the time available to consummate a Business Combination for an additional three (3) months, from January 23, 2025 to April 23, 2025. The Company can extend for an additional three months with an additional deposit into the Trust Account in the amount of $575,000 ($0.10 per share) on or prior to April 23, 2025. There is no assurance that the Business Combination will be completed.

There is no assurance that the Company will complete its initial Business Combination.

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of December 31, 2024 and 2023, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of December 31, 2024 and 2023, there were 498,750 and no Class A ordinary shares issued or outstanding, excluding 5,750,000 and 0 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On April 20, 2021, the Company’s Sponsor paid $25,000, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares with no par value, 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On January 23, 2024, the underwriters exercised their over-allotment option in full, hence, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2024 and 2023, there were 1,437,500 Class B ordinary shares issued or outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right, share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in the Company’s amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares issued and outstanding upon completion of the IPO, including pursuant to the Over-Allotment Option, plus all Class A ordinary shares issued or deemed issued, or issuable upon the conversion or exercise of any equity-linked securities issued or deemed issued in connection with or in relation to the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company. In no event may any Class B Ordinary Share convert into Class A Ordinary Shares at a ratio that is less than one-for-one.

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

Rights — As of December 31, 2024, there were 5,990,000 rights outstanding, 5,750,000 of which are publicly traded. At December 31, 2023, there were no right outstanding. Each holder of a right will receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed or otherwise sold all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/4 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company). The Company will not issue fractional shares upon conversion of the rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of British Virgin Island’s law. As a result, holders must hold rights in multiples of 4 in order to receive shares for all of the investors’ rights upon closing of a Business Combination.

Note 8 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 (there were no such assets as of December 31, 2023), and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024
Assets:
Investments held in Trust Account	1	$60,270,176

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements using the retrospective method of adoption.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Professional service fee in connection with the Business Combination	$371,260	$-
Other formation and operating costs	434,846	-
Total formation and operating costs	$806,106	$76,827
Interest earned on investment held in Trust Account	$2,770,176	$-

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in Trust Account and formation and operating expenses. The CODM reviews interest earned on investment in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within formation and operating costs, the CODM specifically reviews professional service fees in connection with the business combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other formation and operating costs, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 8, 2025, the Company received $2,000,000 from Hotel101 Global pursuant to the First Amended to the Merger Agreement. Using the funds received from Hotel 101 Global, the Company deposited $575,000 into the Trust Account on January 13, 2025, extending the time available to consummate a Business Combination for an additional three (3) months, from January 23, 2025 to April 23, 2025. The Company can extend for an additional three months with an additional deposit into the Trust Account in the amount of $575,000 ($0.10 per share) on or prior to April 23, 2025. There is no assurance that the Business Combination will be completed.