Form 10-K/A
period 2024-12-31
JVSPAC Acquisition Corp.
filed 2025-03-11
CIK 1866001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

JVSPAC Acquisition Corp. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025. We are filing this Form 10-K/A only to correct the date of the Report of Independent Registered Public Accounting Firm on F-2 included in Item 15(a) of the Original Form 10-K. This Form 10-K/A reflects information as of the original filing date of the Original Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above.

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

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned, thereunto duly authorized.

JVSPAC ACQUISITION CORP.

Dated: March 11, 2025	By:	/s/ Albert Wong
	Name:	Albert Wong
	Title:	Chief Executive Officer and Chairman

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

Signature	Title	Date

/s/ Albert Wong	Chief Executive Officer and Chairman	March 11, 2025
Albert Wong	(Principal Executive Officer)

/s/ Claudius Tsang	Chief Financial Officer and Director	March 11, 2025
Claudius Tsang	(Principal Accounting and Financial Officer)

/s/ Frank Clifford Chan	Independent Director	March 11, 2025
Frank Clifford Chan

/s/ Alex Lau	Independent Director	March 11, 2025
Alex Lau

/s/ Krešimir Coric	Independent Director	March 11, 2025
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

March 5, 2025

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