Form 10-Q
period 2025-03-31
JVSPAC Acquisition Corp.
filed 2025-05-14
CIK 1866001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 14, 2025, 6,248,750 Class A ordinary shares and 1,437,500 Class B ordinary share were issued and outstanding.

JVSPAC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in Part II, Item 1A of this Form 10-Q, and the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2025 and the Company’s final prospectus for its initial public offering filed with the SEC on January 19, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JVSPAC ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash	$1,716,046	$809,301
Prepaid expenses and other current assets	237,584	54,261
Total Current Assets	1,953,630	863,562

Investment held in Trust Account	61,481,368	60,270,176
TOTAL ASSETS	$63,434,998	$61,133,738

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$45,681	$91,530
Due to third party - Hotel101 Global	2,000,000	—
Accrued offering costs	—	70,000
Promissory note - related party	286,385	286,385
Total Liabilities	2,332,066	447,915

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 5,750,000 shares issued and outstanding at redemption value of $10.69 and $10.45 at March 31, 2025 and December 31, 2024, respectively	61,481,368	60,086,556

Shareholders’ Equity (Deficit)
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 498,750 shares issued and outstanding (excluding 5,750,000 subject to possible redemption) at March 31, 2025; 498,750 shares issued and outstanding (excluding 5,750,000 subject to possible redemption) at December 31, 2024	—	—
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding at March 31, 2025 and December 31, 2024	25,000	25,000
(Accumulated deficit) Retained earnings	(403,436)	574,267
Total Shareholders’ Equity (Deficit)	(378,436)	599,267
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$63,434,998	$61,133,738

 The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Operating costs	$234,064	$233,280
Loss from operations	(234,064)	(233,280)

Other income:
Interest income – Trust	636,192	559,296
Interest income – Bank	14,981	4,945
Total other income	651,173	564,241

Net income	$417,109	$330,961

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	5,750,000	4,296,703

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.12	$0.15

Basic and diluted weighted average shares outstanding, Non-redeemable Class A and Class B ordinary shares	1,936,250	1,762,802

Basic and diluted net income per share, Non-redeemable Class A and Class B ordinary shares	$(0.13)	$(0.19)

The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2024	498,750	$—	1,437,500	$25,000	$—	$574,267	$599,267

Accretion of carrying value to redemption value	—	—	—	—	—	(1,394,812)	(1,394,812)

Net income	—	—	—	—	—	417,109	417,109

Balance – March 31, 2025	498,750	$—	1,437,500	$25,000	$—	$(403,436)	$(378,436)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2023	—	$—	1,437,500	$25,000	$—	$(122,322)	$(97,322)

Proceeds allocated to Public Rights, net of issuance costs of $83,035	—	—	—	—	2,676,965	—	2,676,965

Sale of 240,000 Private Placement Units, net of issuance costs of $21,813	240,000	—	—	—	2,378,187	—	2,378,187

Issuance of Representative Shares	258,750	—	—	—	632,284	—	632,284

Accretion of carrying value to redemption value	—	—	—	—	(1,477,390)	—	(1,477,390)

Net income	—	—	—	—	—	330,961	330,961

Balance – March 31, 2024	498,750	$—	1,437,500	$25,000	$4,210,046	$208,639	$4,443,685

The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$417,109	$330,961
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(636,192)	(559,296)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(183,323)	(348,694)
Accounts payable and accrued expenses	(45,848)	86,922
Net cash used in operating activities	(448,254)	(490,107)

Cash Flows from Investing Activities:
Investment of cash in Trust Account – IPO proceeds		(57,500,000)
Investment of cash in Trust Account - extension deposits	(575,000)	—
Net cash used in investing activities	(575,000)	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from third party – Hotel101 Global	2,000,000	—
Proceeds from sale of Public Units	—	57,500,000
Payment of underwriting commissions	—	(575,000)
Proceeds from sale of Private Placement Units	—	2,400,000
Payment of offering costs	(70,000)	(287,691)
Net cash provided by financing activities	1,930,000	59,037,309

Net Change in Cash	906,746	1,047,202
Cash – Beginning of period	809,301	—
Cash – End of period	$1,716,046	$1,047,202

Non-Cash investing and financing activities:
Re-measurement of carrying value of Class A ordinary shares subject to possible redemption to redemption value	$1,394,812	$1,477,390
Offering costs included in accrued offering costs	$—	$70,000
Representative shares issued and charged to offering costs	$—	$632,284

The accompanying notes are an integral part of the unaudited condensed financial statements.

JVSPAC ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

As of March 31, 2025, the Company had not commenced any operations. All activities for the period from April 20, 2021 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (the “IPO” or “Initial Public Offering”) described below, and subsequent to the Initial Public Offering, identifying a target company, entering into the merger agreement described below, and proceeding toward completion of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents, and other investments from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Winky Investments Limited, a British Virgin Islands company (the “Sponsor”) which is owned 100% by Albert Wong, the Company’s Chief Executive Officer and Chairman of the Board.

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.00 per public share (subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (the “Combination Period”) for the full six (6) months, as described in more detail in the IPO below and in Note 10).

The Company accounted for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classified the Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 Class A ordinary shares sold as part of the units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares subject to possible redemption classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period, which is the initial period that the Company has to complete a Business Combination. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes, if any, as well as required deposits to extend the deadline to complete a Business Combination ever since January 23, 2025.

The Company initially has only 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the Combination Period by the full six (6) months) (the “Combination Period”) to complete the initial Business Combination. On each of January 13, 2025 and April 14, 2025, the Company deposited $575,000, for an aggregated of $1,150,000, into the Trust Account, extending the time available to consummate a Business Combination from January 23, 2025 to July 23, 2025. There is no assurance that the Business Combination will be completed before July 23, 2025, or at all.

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

Business Combination

On April 8, 2024, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement” and, as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) Hotel101 Global Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Global”), (ii) Hotel of Asia, Inc., a company with limited liability incorporated under the laws of the Philippines (“Hotel of Asia” and together with Hotel101 Global, the “Target Parties”), (iii) DoubleDragon Corporation, a company incorporated under the laws of the Philippines and listed on the Philippine Stock Exchange, Inc. (“DoubleDragon”); (iv) DDPC Worldwide Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of DoubleDragon (“DDPC”), (v) Hotel101 Worldwide Private Limited, a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Worldwide”, and together with DDPC, and DoubleDragon, the “Principal Shareholders”), (vi) Hotel101 Global Holdings Corp., an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of DoubleDragon (“PubCo”), (vii) HGHC 4 Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (viii) HGHC 3 Corp., a British Virgin Islands business company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”). Pursuant to the Merger Agreement, among other things, (i) prior to the Company Amalgamation and SPAC Merger (each as defined below), DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to PubCo (the “Share Transfer”) in exchange for 30,935,563 PubCo Class A ordinary shares (the “Transfer Payment Shares”) pursuant to a Share Purchase Agreement, (ii) prior to the Company Amalgamation and SPAC Merger (each as defined below), DDPC will transfer to Hotel101 Global certain real estate-related properties free and clear of any encumbrances in exchange for the issuance of ordinary shares in the capital of Hotel101 Global to DDPC (the “Property Transfer”), (iii) Hotel101 Global and Merger Sub 1 will amalgamate, with Hotel101 Global being the surviving entity and becoming a wholly owned subsidiary of PubCo (“Company Amalgamation”) and (iv) the Company will merge with and into Merger Sub 2, with the Company being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “SPAC Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to DDPC, Hotel101 Worldwide and certain key executives of the Target Parties is an aggregate of $2,300,000,000 which will be paid entirely in stock, comprised of newly issued ordinary shares of PubCo at a price of $10.00 per share (the “Closing Payment Shares”).

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

The Company filed a Form 8-K with the SEC on September 5, 2024 to announce the First Amendment.

As described above and in Note 10, pursuant to the First Amendment dated September 3, 2024, the Company received $2,000,000 from Hotel101 Global on January 8, 2025 to extend the existence of the Company for up to one year and to cover certain expenses of the Company. Using the funds received from Hotel101 Global, the Company deposited $575,000 (representing $0.10 per Class A ordinary share subject to possible redemption) into the Trust Account on January 13, 2025, extending the Combination Period from January 23, 2025 to April 23, 2025. Using the funds received from Hotel101 Global, the Company deposited an additional $575,000 (representing $0.10 per Class A ordinary share subject to possible redemption) into the Trust Account on April 14, 2025, extending the Combination Period from April 23, 2025 to July 23, 2025.

On May 9, 2025, Pubco and the Company filed a preliminary proxy statement prospectus for the extraordinary general meeting of shareholders of the Company to vote on certain matters related to the Business Combination. There is no assurance that the related registration statement will be declared effective.

Going Concern

As of March 31, 2025, the Company had cash of $1,716,046 and a working capital deficit of $378,436. Prior to the IPO, the Sponsor agreed to loan the Company, up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. As of March 31, 2025 and December 31, 2024, the balance of $286,385 under the promissory note remained unpaid and will be due as demanded. Up to the date of these unaudited condensed financial statements, the Sponsor has not demanded repayment.

On January 8, 2025, the Company received $2,000,000 from Hotel101 Global to meet Trust funding requirements in connection with one or more extensions on the deadline to complete an initial Business Combination and for working capital purposes. The funds from Hotel101 Global are non-interest bearing and will be due as demanded. Up to the date of these unaudited condensed financial statements, Hotel101 Global has not demanded repayment.

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

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 23, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to do so.

Risks and Uncertainties

As a result of the Israel-Hamas conflict, the Russia-Ukraine war and the United States trade and tariff policy , the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of the above actions and related sanctions on the world economy and the specific impact on the Company’s unaudited condensed financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of unaudited condensed financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on March 11, 2025. The accompanying condensed balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements included in Form 10-K/A. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,716,046 and $809,301 of cash as of March 31, 2025 and December 31, 2024, respectively. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

Investment Held in Trust Account

At March 31, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on these trading securities are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The fair value for these trading securities is determined using available market information.

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

Offering Costs Associated with Initial Public Offering

Offering costs were $1,751,700 consisting principally of underwriting, legal and other expenses incurred through the balance sheet date that are related to the Public Offering and are charged to shareholders’ equity upon the completion of the Public Offering. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among Public Shares, Public Rights and Private Placement Units based on the relative fair values of Public Shares, Public Rights and Private Placement Units. To evaluate the fair value of the representative shares, the Company used the relative fair value of the public share included in each unit and the probability of the business combination. Accordingly, $1,646,852 was allocated to Public Shares and charged to temporary equity, and $104,848 was allocated to Public Rights and Private Placement Units and charged to shareholders’ equity during the three months ended March 31, 2024.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. In accordance with the SEC and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the 5,750,000 Class A ordinary shares sold as part of the Company’s IPO were issued with other freestanding instruments (i.e., Public Units), the initial carrying value of Class A ordinary shares subject to possible redemption classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. The Company’s Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period (which ended January 23, 2025), which is the initial period that the Company has to complete a Business Combination. Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes, if any, as well as required deposits to extend the deadline to complete a Business Combination ever since January 23, 2025.

Accordingly, at March 31, 2025 and December 31, 2024, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ deficit in the Company’s balance sheets.

As of March 31, 2025 and December 31, 2024, the Class A Ordinary Shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds from the IPO	5,750,000	$57,500,000
Less:
Gross proceeds from the IPO allocated to Public Rights		(2,760,000)
Allocation of offering costs related to redeemable shares		(1,646,852)
Plus:
Accretion of carrying value to redemption value		6,993,408
Class A Ordinary Shares subject to possible redemption, December 31, 2024	5,750,000	60,086,556
Plus:
Accretion of carrying value to redemption value		1,394,812
Class A Ordinary Shares subject to possible redemption, March 31, 2025	5,750,000	$61,481,368

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature. Other than the Investment held in Trust Account, the Company has no other financial instruments reported at fair value on a recurring basis.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per ordinary share does not consider the effect of the rights issued in connection with the Initial Public Offering and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. The rights are exercisable to purchase 1,497,500 Class A Ordinary Shares in the aggregate. The 187,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters were not included in the calculation of weighted average shares outstanding until the full exercise of the over-allotment by the underwriters on January 23, 2024. As of March 31, 2025 and 2024, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For Three Months Ended March 31,
	2025	2024
Net income	$417,109	$330,961
Remeasurement for ordinary shares subject to redemption	(1,394,811)	(1,477,390)
Net loss including accretion of ordinary shares to redemption value	$(977,702)	$(1,146,429)

	For Three Months Ended March 31,
	2025		2024
		Non- Redeemable Class A		Non- Redeemable Class A
	Redeemable Class A	And Class B	Redeemable Class A	And Class B
Basic net income (loss) per share:
Numerator:
Net loss	$(731,408)	$(246,294)	$(812,915)	$(333,514)
Remeasurement for ordinary shares subject to redemption	1,394,811	—	1,477,390	—
Allocation of net income (loss)	$663,403	$(246,294)	$664,475	$(333,514)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,936,250	4,296,703	1,762,802

Basic and diluted net income (loss) per share	$0.12	$(0.13)	$0.15	$(0.19)

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. On December 31, 2024, this ASU became effective and the Company’s management adopted this ASU in its unaudited condensed financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Transaction costs amounted to $1,751,700 consisting of $575,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $632,284 of the Representative Shares (as defined in Note 6), and $544,416 of other offering costs , all of which were recognized during the three months ended March 31, 2024.

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $350,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an IPO. As of March 31, 2025 and December 31, 2024, the balance of $286,385 and $286,385, respectively, under the promissory note remained unpaid and will be due as demanded. As of the date of these unaudited condensed financial statements, the Sponsor has not demanded repayment.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2025 and December 31, 2024, and the date of these unaudited condensed financial statements, the Company had no borrowings under the Working Capital Loans.

Directors Compensation

The Company has entered into a letter agreement pursuant to which it will also pay each of its independent directors $1,000 per annum, for an aggregate total of $3,000 per annum as remuneration. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these yearly fees. For the three months ended March 31, 2025 and 2024, the Company paid $3,000 and $3,000, respectively, for such expenses which was reported in operating costs in the accompanying unaudited condensed statements of operations.

Extension Loans

The Company initially had until 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan (the “Extension Loans”). Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholder contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. As of March 31, 2025 and December 31, 2024, and the date of these unaudited condensed financial statements, there is no outstanding balance under the Extension Loans.

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

Merger Agreement

On April 8, 2024, the Company entered into the Original Merger Agreement with (i) Hotel101 Global, (ii) Hotel of Asia (and together with Hotel101 Global, the “Target Parties”), (iii) DoubleDragon; (iv) DDPC, (v) Hotel101 Worldwide, and together with DDPC, and DoubleDragon, the Principal Shareholders, (vi) PubCo, (vii) Merger Sub 1, and (viii) Merger Sub 2. Pursuant to the Merger Agreement, among other things, (i) prior to the Company Amalgamation and SPAC Merger (each as defined below), DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to PubCo in exchange for 30,935,563 PubCo Class A ordinary shares pursuant to a Share Purchase Agreement, (ii) prior to the Company Amalgamation and SPAC Merger (each as defined below), DDPC will transfer to Hotel101 Global certain real estate-related properties free and clear of any encumbrances in exchange for the issuance of ordinary shares in the capital of Hotel101 Global to DDPC, (iii) Hotel101 Global and Merger Sub 1 will amalgamate, with Hotel101 Global being the surviving entity and becoming a wholly owned subsidiary of PubCo and (iv) the Company will merge with and into Merger Sub 2, with the Company being the surviving entity and becoming a wholly owned subsidiary of PubCo. Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to DDPC, Hotel101 Worldwide and certain key executives of the Target Parties is an aggregate of $2,300,000,000 which will be paid entirely in stock, comprised of newly issued ordinary shares of PubCo at a price of $10.00 per share.

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

On January 8, 2025, the Company received $2,000,000 from Hotel101 Global. Using the funds received from Hotel101 Global, the Company deposited two tranches of $575,000, for an aggregated of $1,150,000, into the Trust Account on January 13, 2025 and April 14, 2025, respectively, extending the time available to consummate a Business Combination for two additional three months, from January 23, 2025 to July 23, 2025.

On May 9, 2025, Pubco and the Company filed a preliminary proxy statement prospectus for the extraordinary general meeting of shareholders of the Company to vote on certain matters related to the Business Combination. There is no assurance that the related registration statement will be declared effective.

There is no assurance that the Company will complete its initial Business Combination.

Note 7 — Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of March 31, 2025 and December 31, 2024, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares with no par value. As of March 31, 2025 and December 31, 2024, there were 498,750 Class A ordinary shares issued or outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 10,000,000 Class B ordinary shares with no par value. On April 20, 2021, the Company’s Sponsor paid $25,000, or approximately $0.017 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 1,437,500 Class B ordinary shares with no par value, 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. On January 23, 2024, the underwriters exercised their over-allotment option in full, hence, all 187,500 Class B ordinary shares were no longer subject to forfeiture. As of March 31, 2025 and December 31, 2024, there were 1,437,500 Class B ordinary shares issued or outstanding.

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

Rights — As of March 31, 2025 and December 31, 2024, there were 5,990,000 rights outstanding, 5,750,000 of which are publicly traded. Each holder of a right will receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed or otherwise sold all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/4 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	December 31, 2024
Assets:
Investments held in Trust Account	1	$61,481,368	$60,270,176

NOTE 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying unaudited condensed financial statements using the retrospective method of adoption.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2025	2024
Professional service fee in connection with the Business Combination	$74,634	$61,238
Other operating costs	$234,064	$233,280
Interest earned on investment held in Trust Account	$636,192	$559,296

The key measures of segment profit or loss reviewed by our CODM are interest earned on investment in Trust Account and operating costs. The CODM reviews interest earned on investment in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within operating costs, the CODM specifically reviews professional service fees in connection with the business combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other formation and operating costs, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period. The CODM does not review the total assets of the Company, so segment assets are not presented in above table.

NOTE 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Pursuant to the First Amendment dated September 3, 2024, the Company received $2,000,000 from Hotel101 Global on January 8, 2025, to extend the existence of the Company for up to one year and to cover certain expenses of the Company. On April 14, 2025, using the funds received from Hotel101 Global, the Company deposited into the Trust Account $575,000 (representing $0.10 per Class A ordinary share subject to possible redemption) to extend the Combination Period from April 23, 2025 to July 23, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “JVSA”, “our”, “we,” “us” or the “Company” refer to JVSPAC Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Winky Investments Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”), the Form F-4 filed on May 9, 2025 and Form 10-K/A filed on March 11, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On April 8, 2024, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”, as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) Hotel101 Global Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Global”), (ii) Hotel of Asia, Inc., a company with limited liability incorporated under the laws of the Philippines (“Hotel of Asia” and together with Hotel101 Global, the “Target Parties”), (iii) DoubleDragon Corporation, a company incorporated under the laws of the Philippines and listed on the Philippine Stock Exchange, Inc. (“DoubleDragon”); (iv) DDPC Worldwide Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of DoubleDragon (“DDPC”), (v) Hotel101 Worldwide Private Limited, a private company limited by shares incorporated under the laws of Singapore (“Hotel101 Worldwide”, and together with DDPC, and DoubleDragon, the “Principal Shareholders”), (vi) Hotel101 Global Holdings Corp., an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly-owned subsidiary of DoubleDragon (“PubCo”), (vii) HGHC 4 Pte. Ltd., a private company limited by shares incorporated under the laws of Singapore and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), and (viii) HGHC 3 Corp., a British Virgin Islands business company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”). Pursuant to the Merger Agreement, (i) prior to the Company Amalgamation and SPAC Merger (each as defined below), DoubleDragon will transfer 40% of the total issued share capital of Hotel of Asia to PubCo (the “Share Transfer”) in exchange for 30,935,563 PubCo Class A ordinary shares (the “Transfer Payment Shares”) pursuant to a Share Purchase Agreement, (ii) prior to the Company Amalgamation and SPAC Merger (each as defined below), DDPC will transfer to Hotel101 Global certain real estate-related properties free and clear of any encumbrances in exchange for the issuance of ordinary shares in the capital of Hotel101 Global to DDPC (the “Property Transfer”), (iii) Hotel101 Global and Merger Sub 1 will amalgamate, with Hotel101 Global being the surviving entity and becoming a wholly owned subsidiary of PubCo (“Company Amalgamation”) and (iv) we will merge with and into Merger Sub 2, with us being the surviving entity and becoming a wholly owned subsidiary of PubCo (the “SPAC Merger”). Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to DDPC, Hotel101 Worldwide and certain key executives of the Target Parties is an aggregate of $2,300,000,000 which will be paid entirely in stock, comprised of newly issued ordinary shares of PubCo at a price of $10.00 per share (the “Closing Payment Shares”).

The Merger Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement.

The foregoing description of the Original Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Original Merger Agreement.

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

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the First Amendment.

Extension to the Combination Period

On January 8, 2025, we received $2,000,000 from Hotel101 Global. Using the funds received from Hotel101 Global, we deposited two tranches of $575,000, for an aggregate of $1,150,000 into the Trust Account on January 13, 2025 and April 16, 2025, respectively, extending the time available to consummate a Business Combination for two additional three (3) months, from January 23, 2025 to July 23, 2025.

There is no assurance that the Company will complete its initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2025 were working to effect a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination . We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest.

The Company generates non-operating income in the form of interest income on cash and cash equivalents, and other investments from the proceeds derived from the IPO. We expect to continue to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2025, we had net income of $417,109, which consists of interest income from investments held in Trust Account of $636,192 and interest income from bank of $14,981, partially offset by operation loss of $234,064 derived from operating costs.

For the three months ended March 31, 2024, we had a net income of $330,961, which consists of interest income from investments held in Trust Account of $559,296 and interest income from bank of $4,945, partially offset by operational cost of $233,280.

Liquidity and Capital Resources

Our liquidity needs prior to completion of the IPO have been satisfied through receipt of $25,000 from the sale of the founder shares to our sponsor and up to $350,000 in loans from our sponsor under an unsecured promissory note. Post the completion of the IPO, our working capital needs have been satisfied by proceeds of approximately $1.5 million from the IPO that were not required to be deposited into the Trust Account and $2,000,000 advances received from Hotel101 Global as described below. As of March 31, 2025 and December 31, 2024, we had borrowed $286,385 under the promissory note with our sponsor, which remained unpaid and will be due as demanded. As of the date of this filing, the Sponsor has not demanded repayment.

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

For the three months ended March 31, 2025, net cash used in operating activities was $448,254. Net income of $417,109 was impacted by interest earned on investments held in the Trust Account of $636,192. Changes in operating assets and liabilities used $229,171 of cash for operating activities.

For the three months ended March 31, 2024, net cash used in operating activities was $490,107. Net income of $330,961 was impacted by interest earned on investments held in the Trust Account of $559,296. Changes in operating assets and liabilities used $261,772 of cash for operating activities.

For the three months ended March 31, 2025, net cash used in investing activities was $575,000, relating to investments of cash into Trust Account for extension purposes.

For the three months ended March 31, 2024, net cash used in investing activities was $57,500,000, relating to the investments of cash from the proceeds of the IPO.

For the three months ended March 31, 2025, net cash provided by financing activities was $1,930,000, which consisted of $2,000,000 proceeds from the third party - Hotel101 Global and $70,000 payments for offering costs.

For the three months ended March 31, 2024, net cash provided by financing activities was $59,037,309, which consisted of $57,500,000 from the proceeds of the IPO and $2,400,000 in proceeds from the sales of Private Placement Units, partially offset by $575,000 paid for underwriting commissions and $287,691 paid for offering costs.

As of March 31, 2025, we had investments held in the Trust Account of $61,481,368 (including approximately $3,406,368 of interest income and $575,000 in extension payments) consisting of mutual funds. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $1,716,046. We will use the remaining funds held outside the Trust Account primarily to complete our Business Combination with Hotel101 Global Pte. Ltd.

On January 8, 2025, we received $2,000,000 from Hotel101 Global pursuant to the First Amendment to the Merger Agreement. Using the funds received from Hotel101 Global, we deposited two tranches of $575,000, for an aggregated of $1,150,000, into the Trust Account on January 13, 2025 and April 14, 2025, respectively, extending the time available to consummate a Business Combination for two additional three (3) months, from January 23, 2025 to July 23, 2025. There is no assurance that the Business Combination will be completed.

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

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently July 23, 2025, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

We prepare our unaudited condensed financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited condensed financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We did not identify any critical accounting estimates.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Our management does not believe the adoption of ASU 2023-09 will have a material impact on our unaudited condensed financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors

As smaller reporting company we are not required to make disclosures under this Item. However, in addition to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on March 11, 2025 and Form F-4 filed on May 9, 2025, we have identified the below-listed additional risk factors. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition:

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of March 31, 2025, the Company had cash of $1,716,046 and a working capital deficit of $378,436. Further, we have incurred and expect to continue to incur significant costs as a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with our initial business combination activities. Management’s plans to address any need for additional capital are discussed in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any efforts to raise capital (if required) or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statement contained elsewhere in this Form 10-Q do not include any adjustments that might result from our inability to continue as a going concern.

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

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we have entered into a business combination agreement as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2024, we consummated its IPO of 5,750,000 Units, which includes the full exercise of the underwriter’s over-allotment option. Each Unit consists of one Class A ordinary share, no par value per share, and one right to receive of one-fourth of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $57,500,000. Maxim Group LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-275176). The Securities and Exchange Commission declared the registration statements effective on January 18, 2024.

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

We paid a total of $1,751,700 consisting of $575,000 of underwriting commissions which was paid in cash at the closing date of the IPO, $632,284 of the Representative Shares (as defined in Note 6), and $544,416 of other offering costs during the three months ended March 31, 2024.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JVSPAC ACQUISITION CORP.

Date: May 14, 2025	By:	/s/ Albert Wong
	Name:	Albert Wong
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)